Form 10-Q
period 1997-09-30
PRECISE TECHNOLOGY INC
filed 1997-11-14
CIK 1042317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                      ---------------

                                    FORM 10-Q

                    Quarterly Report Pursuant to Section 13 or 15 (d) of
                            The Securities Exchange Act of 1934
                     For the Quarterly Period Ended September 30, 1997

                       Commission file number : 333-32041
                                      ---------------

                            PRECISE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                               25-1205268
       (State or Other Jurisdiction of                 (I.R.S. Employer
        Incorporation or Organization)              Identification Number)

            501 Mosside Boulevard
             North Versailles, PA                         15137-2553
  (Address of principal executive offices)                (Zip Code)




                                 (412) 823-2100
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ____   No __X__

      As of November 1, 1997, one share of the Company's Common Stock was outstanding.

                            TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

       ITEM  1.   Financial Statements                            2
       ITEM  2.   Management's Discussion and Analysis
                  of Financial Condition and Results of           9
                  Operations

PART II - OTHER INFORMATION

       ITEM 6.    Exhibits and Reports on Form 8-K               12






                                       (i)

PART I - FINANCIAL INFORMATION

Item 1.

                            PRECISE TECHNOLOGY, INC.
                          (A WHOLLY OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                           CONSOLIDATED BALANCE SHEETS


                                               September 30,       December 31,
                                                  1997                 1996
                                              (unaudited)
                   ASSETS
Current assets:
  Cash and cash equivalents                  $     455,283       $  1,310,564
  Accounts receivable, net                      12,545,547         13,121,818
  Inventories                                    7,336,793          9,856,257
  Prepaid expenses and other                       369,776            440,356
  Deferred income taxes                          1,544,578          1,496,164
  Assets held for sale                                   -            900,000
                                              -------------     --------------
   Total current assets                         22,251,977         27,125,159
Property, plant and equipment, net              42,925,910         42,063,423
Intangible and other assets, net                28,574,566         29,870,714
                                              =============     ==============
   Total assets                              $  93,752,453        $99,059,296
                                              =============     ==============

  LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
  Line of credit                             $           -       $    300,000
  Current maturities of long-term debt           2,702,363          7,641,105
  Accounts payable                               6,804,804          6,896,159
  Accrued liabilities                            5,980,985          4,865,381
  Tooling deposits                               1,693,136          2,063,833
                                              -------------     --------------
   Total current liabilities                    17,181,288         21,766,478
Long-term debt, less current maturities         84,142,641         56,570,692
Deferred income taxes                            2,234,296          5,189,259
Payable to Sunderland                                    -            330,000
Commitments and contingencies                            -                  -
Redeemable preferred stock                               -          8,250,000
Stockholder's (deficit) equity:
  Common stock, no par value; 1,000 shares
   authorized, and 1 share and 125 shares
   issued and outstanding at September 30,           1,000          3,315,617
   1997 and December 31, 1996, respectively.
  Additional paid-in-capital                     3,554,711          3,554,711
  Retained (deficit) earnings                  (13,361,483)            82,539
                                              -------------     --------------
   Total stockholder's (deficit) equity         (9,805,772)         6,952,867
                                              =============     ==============
   Total liabilities and stockholder's        $ 93,752,453        $99,059,296
   (deficit) equity
                                              =============     ==============






                             See accompanying notes

                            PRECISE TECHNOLOGY, INC.
                          (A WHOLLY OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                        CONSOLIDATED STATEMENTS OF INCOME


                             Three Months Ended                Nine Months Ended
                                September 30,                    September 30,
                                -------------                    -------------
                              1997         1996                1997         1996
                              ----         ----                ----         ----
                                 (unaudited)                      (unaudited)

Net sales ..........   $ 24,616,210    $ 28,397,025    $ 76,416,604    $ 65,739,843
Cost of sales ......     20,144,786      23,908,463      63,018,240      54,665,450
                       ------------    ------------    ------------    ------------
Gross profit .......      4,471,424       4,488,562      13,398,364      11,074,393
Selling, general,
  and administrative      2,205,417       2,219,388       6,377,536       5,380,126
Plant closure costs            --           109,600            --           109,600
Amortization of
  intangible assets         314,966         319,778         910,092         695,216
                       ------------    ------------    ------------    ------------
Operating income ...      1,951,041       1,839,796       6,110,736       4,889,451
Other expense
(income):
  Interest expense .      2,522,025       1,915,388       6,409,672       4,075,747
  Other ............         (4,433)        (13,765)        987,437          (9,187)
                       ------------    ------------    ------------    ------------
(Loss) income
  before income
  taxes and ........       (566,551)        (61,827)     (1,286,373)        822,891
  extraordinary item
(Benefit) provision
  for income taxes .       (111,787)         96,900         502,832         737,618
                       ------------    ------------    ------------    ------------
Net (loss) income
  before ...........       (454,764)       (158,727)     (1,789,205)         85,273
  extraordinary item
Extraordinary item,
  net of tax .......           --              --        (4,840,500)           --
-----------------------------------------------------------------------------------
Net (loss) income ..     $ (454,764)      $(158,727)    $(6,629,705)        $85,273
===================================================================================





















                             See accompanying notes

                            PRECISE TECHNOLOGY, INC.
                          (A WHOLLY OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Nine months ended
                                                       September 30,
                                                    1997          1996
                                                    ----          ----
Operating Activities                                    (unaudited)
--------------------                                    -----------
Net (loss) income                            $ (6,629,705)      $   85,273
Adjustments to reconcile net loss to net
 cash provided by operating activities:
   Extraordinary item, net of tax               4,840,500                -
   Depreciation and amortization                4,942,798        3,652,669
   Amortization of original issue discount        513,152          470,696
   and financing fees
   Loss on sale of equipment                      229,466           13,581
   Deferred income taxes                          127,907          113,574
   Changes in assets and liabilities:
     Accounts receivable                          576,271           33,213
     Inventories                                2,519,464          384,258
     Prepaids and other assets                    (92,214)        (381,671)
     Accounts payable                             (91,355)         986,774
     Tooling deposits                            (370,697)         596,055
     Accrued liabilities                        1,232,418          128,733
                                                ---------          -------

Net cash provided by operating activities       7,798,005        6,083,155

Investing Activities
--------------------
Capital expenditures                           (3,918,714)      (1,727,085)
Proceeds from sale of fixed assets              1,449,000           88,500
Net cash used in business acquisitions                  -      (63,801,356)
                                               ----------      -----------
Net cash used in investing activities          (2,469,714)     (65,439,941)


Financing Activities
--------------------
Borrowings on revolving line of credit         16,400,000        6,000,276
Payments on revolving line of credit          (11,700,000)      (6,884,523)
Proceeds from bond issuance                    75,000,000                -
Repayment of long-term debt                   (60,813,389)      (6,445,078)
Prepayment of debt premiums                    (2,398,940)               -
Payment of financing costs                     (4,292,309)      (4,743,748)
Redemption of common stock                     (3,314,617)               -
Redemption of preferred stock                  (8,250,000)               -
Dividends paid on common and preferred stock   (6,814,317)        (732,894)
Proceeds from senior term notes                         -       40,000,000
Proceeds from senior subordinated notes                 -       20,000,000
Proceeds from issuance of preferred stock               -        8,250,000
Proceeds from term note                                 -        3,585,000
Capital contribution                                    -          750,000
                                                ----------      -----------
Net cash (used in) provided by financing       (6,183,572)      59,779,033
activities
                                                ----------      -----------
Net (decrease) increase in cash                  (855,281)         422,247
Cash at beginning of period                     1,310,564           25,676
                                             =============     ============
Cash at end of period                        $    455,283      $   447,923
                                             =============     ============

                                                  Nine months ended
                                                    September 30,
                                                 1997          1996
                                                 ----          ----
                                                     (unaudited)
Supplemental disclosures of cash flow
 information:
  Cash paid during the period for:
  Interest                                   $  3,497,494    $  3,033,091
                                             =============   ===============
  Income taxes                               $    390,461    $    642,525
                                             =============   ===============

Supplemental schedule of noncash investing
  and financing activities:
  Capital lease agreements for equipment     $  1,644,541    $  2,818,044
                                             =============   ===============
  Assets acquired and liabilities assumed
   in connection with acquisitions
   Fair value of assets acquired             $               $ 81,200,112
                                                        -
   Liabilities assumed                                  -     (12,248,954)
                                             -------------   ---------------
   Cash paid                                            -      68,951,158
   Less fees and expenses                               -      (4,743,748)
   Less cash acquired                                   -        (406,054)
                                             -------------   ---------------
   Net cash used for business acquisitions   $          -    $ 63,801,356
                                             =============   ===============





























                             See accompanying notes

                            PRECISE TECHNOLOGY, INC.
                          (A WHOLLY OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   Financial Statement Presentation

The consolidated balance sheet at September 30, 1997 and the consolidated statements of income and consolidated statements of cash flows for the periods ended September 30, 1997 and 1996 have been prepared by Precise Technology, Inc. (the "Company"), without audit. In the opinion of Management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1997 and for the periods presented have been made.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated financial statements be read in conjunction with the Company's Form S-4 Registration Statement as filed with the Securities and Exchange Commission on October 17, 1997.

The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results to be expected for the full year.


2.   Inventories

The major components of inventories were as follows:

                                           September 30,         December 31,
                                               1997                  1996
                                            (unaudited)
           Finished products               $ 2,347,728           $ 2,971,774
           Raw materials                     2,938,545             4,208,211
           Tooling and dies                  2,050,520             2,676,272
                                           ==============        ============
                                           $ 7,336,793           $ 9,856,257
                                           ==============        ============


3.  Acquisitions

There were two acquisitions during the 1996 fiscal year. On January 25, 1996, the Company acquired all of the issued and outstanding common stock of Unity Mold Corporation ("Unity") for $3.6 million plus $125,000 of fees and expenses in connection with the acquisition. On March 29, 1996, the Company acquired all of the issued and outstanding common stock of Tredegar Molded Products Company ("Tredegar") for $60.0 million plus $5.2 million of fees and expenses in connection with the acquisition (the "Tredegar Acquisition"). The purchase price in each acquisition exceeded the fair market value of the net assets acquired by an aggregate amount of $26.0 million which was recognized as goodwill and is being amortized over 25 years.

3.  Acquisitions (continued)

Both acquisitions have been accounted as purchases. The operating results of the acquisitions are included in the Company's consolidated results of operations from the respective dates of acquisition.

4.   Long-Term Debt

On June 13, 1997, the Company issued $75,000,000 of 11-1/8% Senior Subordinated Notes due 2007 ("Notes"). The Company used the net proceeds from the issuance of the Notes and approximately $8,200,000 of borrowings under its New Credit Agreement ("NCA") to extinguish certain existing indebtedness, redeem its redeemable preferred stock, repurchase certain shares of its common stock, make a distribution to its Parent, and pay related fees and expenses (the "Refinancing"). The Refinancing resulted in the recording of an extraordinary loss during June 1997 of approximately $4,841,000, net of tax.

The Notes are subordinate in right of payment to all existing and future senior indebtedness of the Company and are guaranteed on a senior subordinated basis by all of the Company's subsidiaries.

On June 13, 1997, as part of the Refinancing, the Company entered into a $30,000,000 NCA with a financial institution. Borrowings under the NCA may be used to fund the Company's working capital requirements, finance certain permitted acquisitions and general corporate requirements of the Company and pay fees and expenses related to the foregoing.

5.   Commitments and Contingencies

The Company is involved from time to time in lawsuits that arise in the normal course of business. The Company actively and vigorously defends all lawsuits. Management believes that there are no lawsuits that will have a material affect on the Company's financial position.

6.  Financial Information for Subsidiary Guarantors

The Company's payment obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, the "Subsidiary Guarantees") by Precise Technology of Delaware, Inc., Precise Technology of Illinois, Inc., Precise TMP, Inc., Precise Polestar, Inc., and Massie Tool, Mold and Die, Inc. each a direct or indirect wholly-owned subsidiary of the Company and each a "Guarantor." These subsidiaries represent substantially all of the operations of the Company conducted in the United States. In accordance with previous positions taken by the Securities and Exchange Commission, the following summarized financial information illustrates the composition of the combined Guarantors. Separate complete financial statements of the respective Guarantors are not presented because management has determined that they would not provide additional material information that would be useful in assessing the financial composition of the Guarantors. No single Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in the event of a default on its Subsidiary Guarantee other than its subordination to senior indebtedness described in Note
4. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

6.    Financial Information for Subsidiary Guarantors (continued)

                Summarized Combined Financial Information
               For the nine months ended September 30, 1997
                               (unaudited)

                                                 Guarantor                    Consolidated
                                    Parent      Subsidiaries  Elimination's   Total

Current assets ..............   $  4,848,299   $ 55,659,446   $(38,255,768    $ 22,251,977
Non-current assets ..........     84,236,708     56,095,674    (68,831,906)     71,500,476
Current liabilities .........     34,000,129     21,436,927    (38,255,768)     17,181,288
Non-current liabilities .....     80,575,878      5,801,059           --        86,376,937
Net sales ...................     13,554,517     63,168,581       (306,494)     76,416,604
Gross profit ................      2,491,027     10,907,337           --        13,398,364
(Loss) income from
  continuing operations
  before extraordinary item..    (11,234,203)     9,444,998           --        (1,789,205)
Net (loss) income .........      (12,245,975)     5,616,270           --        (6,629,705)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's operating data for the three and nine months ended September 30, 1997 and 1996 are set forth below as percentages of net sales:

                                                   Three Months         Nine Months
                                                      Ended                Ended
                                                  September 30,        September 30,
                                                 --------------        -------------

                                                  1997      1996       1997     1996
                                                  ----      ----       ----     ----
Net sales                                         100.0%    100.0%    100.0%    100.0%
Cost of sales                                      81.8      84.2      82.5      83.2
                                                 --------  --------  --------- --------
Gross profit                                       18.2      15.8      17.5      16.8
Selling, general and administrative                 9.0       7.8       8.3       8.2
Plant closure costs                                 0.0       0.4       0.0       0.2
Amortization of intangible assets                   1.3       1.1       1.2       1.0
                                                 --------  --------  --------- --------
Operating income                                    7.9       6.5       8.0       7.4
Other expense (income):
  Interest expense                                 10.2       6.7       8.4       6.2
  Other                                             0.0       0.0       1.3       0.0
                                                 --------  --------  --------- --------
(Loss) income before income taxes
  and extraordinary item                           (2.3)     (0.2)     (1.7)      1.2
(Benefit) provision for income taxes               (0.5)      0.3       0.6       1.1
                                                 --------  --------  --------- --------
Net (loss) income before                           (1.8)     (0.5)     (2.3)      0.1
  extraordinary item
Extraordinary item, net of tax                      0.0       0.0      (6.3)      0.0
                                                 ========  ========  ========= ========
Net (loss) income                                  (1.8)%    (0.5)%    (8.7)%     0.1%
                                                 ========  ========  ========= ========



RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 compared to Three Months Ended September 30, 1996

      NET SALES. The Company's net sales decreased to $24.6 million for the three months ended September 30, 1997, a decrease of $3.8 million, or 13.3%, from the comparable period in the prior year. The decrease in net sales was primarily attributable to lower volume requirements of certain customers' end-products, the discontinuance of a low margin proprietary manufacturing process, and the loss of a molding program.

      GROSS PROFIT. The Company's gross profit remained constant at $4.5 million in the three months ended September 30, 1997 from the comparable period in the prior year. Gross profit margin, however, increased to 18.2% for the three months ended September 30, 1997 from 15.8% in the comparable period in the prior year. The increase in gross profit margin is the result of significant cost improvement measures implemented during the transition phase of the Tredegar Acquisition, increased sales volume at the Company's extensively automated Delaware facility and the discontinuance of a low margin proprietary manufacturing process, all of which was partially offset by lower overall sales volume.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended September 30, 1997 remained level with the comparable period in the prior year totaling approximately $2.2 million. Certain increases in information technology expenditures included the hiring of two specialists during 1997 and the incurrence of consulting fees relating to the evaluation and implementation of a new MRP system which will begin its installation and training phase during 1998. These increases in selling, general and administrative expense were offset by lower sales and marketing costs resulting from the elimination of an outside sales representative during the fourth quarter of 1996 and the non-recurrence of production costs associated with a new marketing brochure in 1996.

      INTEREST EXPENSE. Interest expense increased to $2.5 million for the three months ended September 30, 1997 from $1.9 million in the comparable period in the prior year primarily as a result of the increased level of indebtedness incurred by the Company following the Refinancing in June 1997.

      PROVISION FOR INCOME TAX. The Company's effective tax rates differed from the applicable statutory rates for the nine months ended September 30, 1997 and 1996 primarily due to nondeductible goodwill amortization. In addition, the September 30, 1997 tax rate was effected by the expiration of certain state tax net operating losses.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

      NET SALES. The Company's net sales increased to $76.4 million for the nine months ended September 30, 1997, an increase of $10.7 million, or 16.2%, over the comparable period in the prior year. The increase in net sales was attributable to the non-comparability of nine month operating periods resulting from the lack of inclusion of Tredegar sales for 1996 prior to the Tredegar Acquisition. This increase in net sales was partially offset by lower volume requirements of certain customers' end-products, the discontinuance of a low proprietary manufacturing process, and the loss of a molding program.

      GROSS PROFIT. The Company's gross profit increased to $13.4 million for the nine months ended September 30, 1997, an increase of $2.3 million, or 21.0%, over the comparable period in the prior year. The increase in gross profit is primarily due to higher sales volume resulting from the Tredegar Acquisition. Gross profit margin increased to 17.5% for the nine months ended September 30, 1997 from 16.8% in the comparable period in the prior year. The increase in gross profit margin was primarily due to the positive impact on direct and indirect manufacturing costs resulting from the overall cost improvement measures implemented during the transition phase of the Tredegar Acquisition. The overall improvement in gross profit margin was offset, however, by a lower volume of sales during 1997 in comparison to 1996.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased to $6.4 million for the nine months ended September 30, 1997, an increase of $1.0 million, or 18.5%, over the comparable period in the prior year. The increase in selling, general and administrative expenses was primarily due to incremental expenses related to the Tredegar Acquisition and the subsequent hiring of additional sales persons.

      AMORTIZATION. The Company's amortization of intangible assets increased to $910,000 for the nine months ended September 30, 1997 from $695,000 in the comparable period in the prior year. This increase resulted primarily from the amortization of goodwill and non-compete agreements associated with the Tredegar Acquisition.

      INTEREST EXPENSE. Interest expense increased to $6.4 million for the nine months ended September 30, 1997 from $4.1 million in the comparable period in the prior year primarily as a result of the increased level of indebtedness incurred by the Company following the Refinancing in June 1997.

      OTHER EXPENSES (INCOME). Other expenses increased to $987,000 for the nine months ended September 30, 1997 from income of $9,000 in the comparable period in the prior year due primarily to non-recurring charges from related parties totaling $555,000 for financial advisory fees and out-of-pocket expenses and $300,000 in legal fees each related to the Refinancing.

      PROVISION FOR INCOME TAX. The Company's effective tax rates differed from the applicable statutory rates for the nine months ended September 30, 1997 and 1996 primarily due to nondeductible goodwill amortization. In addition, the September 30, 1997 tax rate was effected by the expiration of certain state tax net operating losses.

      EXTRAORDINARY ITEM. The Company recorded an extraordinary loss of approximately $4.8 million, net of tax benefits, for the nine months ended September 30, 1997, due to the early extinguishment of indebtedness resulting from the repayment of certain indebtedness incurred in connection with the Tredegar Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

      The Company generated cash flows from operations totaling $7.8 million and $6.1 million in the nine months ended September 30, 1997 and 1996, respectively. The increase in cash flows from operations was primarily impacted by a decrease in accounts receivable due to an improved collection cycle, a decrease in inventory due to increased levels being placed on consignment and an increase in the level of accrued interest due to semi-annual payments under the Notes.

      The Company's cash flows used in investing activities totaled $2.5 million and $65.4 million, excluding capital lease agreements for equipment totaling $1.6 million and $2.8 million, in the nine months ended September 30, 1997 and 1996, respectively. During the first nine months of 1997, the Company expended $3.9 million in cash capital expenditures primarily for a new MRP system and building improvements and ancillary equipment for a significant new molding program expected to begin production in January 1998. These expenditures were partially offset by proceeds received from the sale of its Rochester, New York facility in the amount of $1.3 million.

      The Company's cash flows (used in) provided by financing activities totaled $(6.2) million and $59.8 million for the nine months ended September 30, 1997 and 1996, respectively. During the nine months ended September 30, 1997, the extinguishment of certain indebtedness incurred in connection with the Tredegar Acquisition with proceeds from the Notes contributed to the cash used in financing activities. During the nine months ended September 30, 1996, proceeds from indebtedness incurred in connection with the Tredegar Acquisition contributed significantly to resulting cash provided.

      Management believes that the Company's cash flow from operations, together with borrowings under the NCA provides it with sufficient liquidity necessary to fund capital improvements, service indebtedness and meet working capital requirements for the Company's existing operations.

RECENT ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 129 Disclosure of Information About Capital Structure. SFAS 129 requires the disclosure of certain information about an entity's capital structure, which would include a brief discussion of rights and privileges for securities outstanding. The implementation of SFAS 129 in not expected to have an impact on the Company's financial statements. The standard will be effective for financial statement periods ending after December 15, 1997.

      In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is expected to impact the Company in the event that a minimum pension liability is required by SFAS No. 87, Employers' Accounting for Pensions, in that separate disclosure of comprehensive income and its components must be displayed in equal prominence with net income. The standard will be effective for the Company for the year ended December 31, 1998.

      In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. In accordance with SFAS No. 131, the Company will be required to make expanded disclosures relating to its products and markets. The standard will be effective for the Company for the year ended December 31, 1998 and for interim periods in the year ended December 31, 1999.

Cautionary Statement on Forward-Looking Statements

      This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to (I) reliance on key customers and supply contracts, (ii) volatility of customer demand, (iii) exposure to fluctuations in resin cost and supply and (iv) other risks detailed from time to time in the Company's Securities and Exchange Commission filing. The Company does not intend to update these forward-looking statements.

PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibit 27

                 Financial Data Schedule

          (b)    Reports on Form 8-K

                 None



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Precise Technology, Inc.

Date:  November 14, 1997                   /s/John R. Weeks
       -----------------                   ------------------------------
                                           John R. Weeks
                                           President and Chief Executive Officer


Date:  November 14, 1997                   /s/William L. Remley
       -----------------                   ------------------------------
                                           William L. Remley
                                           Treasurer