Form 10-K405
period 1997-12-31
PRECISE TECHNOLOGY INC
filed 1998-03-31
CIK 1042317

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)

           [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE TRANSITION PERIOD FROM ..................... TO .....................

                                             333-32041
    COMMISSION FILE NUMBER: ................................................

                            PRECISE TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                           25-1205268
              (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER
           OF INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)

                             501 MOSSIDE BOULEVARD
                      NORTH VERSAILLES, PENNSYLVANIA 15137
                                 (412) 823-2100
               (ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER,
       INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     None.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 15, 1998, the number of shares outstanding of the registrant's Common Stock, no par value, was 1 share. There is no trading market for the

Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable. See Part II, Item 5 of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                                                      PAGE NUMBER
                                                                                                          OR
                                                                                                       REFERENCE
                                                                                                      -----------
                                                     PART I
ITEM 1.    Business................................................................................         3
ITEM 2.    Properties..............................................................................        12
ITEM 3.    Legal Proceedings.......................................................................        12
ITEM 4.    Submission of Matters to a Vote of Security Holders.....................................        12

                                                     PART II
ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters...................        13
ITEM 6.    Selected Financial Data.................................................................        13
ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...        14
ITEM 8.    Financial Statements and Supplementary Data.............................................        20
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....        20

                                                    PART III
ITEM 10.   Directors and Executive Officers of the Registrant......................................        21
ITEM 11.   Executive Compensation..................................................................        22
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management..........................        24
ITEM 13.   Certain Relationships and Related Transactions..........................................        26

                                                     PART IV
ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 10-K.......................        28

                                     PART I

ITEM 1. BUSINESS

     Precise Technology, Inc. ('Precise,' and together with its direct and indirect subsidiaries, the 'Company,' unless the context otherwise requires), is a leading full-service, custom injection molder of precision plastic products, focusing on three broad markets: healthcare, packaging and consumer/industrial products. These markets are characterized by high volume requirements, long product life cycles, limited vulnerability to recessionary trends and relatively low susceptibility to off-shore competition. The Company differentiates itself by providing total project management, including value-added services, for the manufacture of highly engineered, close tolerance products, such as disposable medical devices, thin-wall consumer product containers and electrical connectors. The Company currently serves a diverse base of original equipment manufacturers ('OEMs'), including Fortune 500 companies such as Abbott Laboratories ('Abbott Labs'), The Gillette Company ('Gillette') and The Procter & Gamble Company ('Procter & Gamble'). The Company is the sole or primary source supplier of the products that it manufactures for many of its customers.

     The Company operates approximately 180 molding machines in ten strategically located facilities throughout the eastern and midwestern United States, three of which have advanced mold making capabilities. The Company is capable of providing its customers with comprehensive custom manufacturing services, including extensive product design and prototype development, mold design and manufacturing, close tolerance injection molding and value-added finishing services such as packaging, assembly and decoration. The Company's technologically advanced, computer-aided manufacturing facilities and equipment enable it to engineer custom solutions to technically demanding customer requirements, which are generally characterized by close tolerances and high speed, volume and durability parameters. The high level of automation in many of the Company's manufacturing facilities minimizes both direct labor input and scrap loss. The Company believes that its leading technical capabilities and reputation for high quality products, on-time deliveries and reliability have enabled it to both obtain new customers and further penetrate existing customers.

     In 1996, the Company acquired Tredegar Molded Products Company (the 'Tredegar Acquisition'), a full-service plastics injection molder supplying OEMs primarily in the healthcare, packaging and consumer/industrial markets, and Unity Mold Corporation (the 'Unity Acquisition'), a plastics injection molder specializing in medical diagnostic products and precision valves. The Tredegar Acquisition and the Unity Acquisition (the 'Acquisitions') more than tripled the Company's net sales on a pro forma basis, making it one of the larger custom injection molders in the United States. Management believes that the Acquisitions also significantly enhanced the Company's prospects for future growth by expanding its manufacturing capabilities, enlarging its customer base, strengthening relationships with certain existing customers and broadening its geographic presence. In addition, the Acquisitions provided the Company with significant opportunities for economies of scale in raw material purchasing and reductions in manufacturing and administrative costs.

     Injection molding is one of the most widely used plastic processing methods in the world. According to The Freedonia Group, Inc. ('The Freedonia Group'), an independent market research firm, annual shipments of injection molded plastic products have increased from approximately 8 billion pounds in 1987 to approximately 12 billion pounds in 1996, and are expected to exceed 14 billion pounds by the year 2001. This growth is driven by the relative design and production versatility offered by injection molding versus other manufacturing processes and the continued substitution of plastic for materials such as metal, glass and paper. The Company believes that this substitution is primarily the result of plastic's unique physical product attributes such as recyclability, durability, cosmetic appeal, flexibility of form and cost and weight advantages.

COMPETITIVE STRENGTHS

     Management believes that the Company is well positioned to capitalize on the favorable trends in the plastics injection molding industry and to enhance its position in its target markets. The following are, in management's view, the Company's principal competitive strengths:

          Full-service Capabilities. The Company offers comprehensive services ranging from product design, product development and mold making through molding, decorating and assembly. As one of a limited number of injection molders in the United States capable of offering such comprehensive services, management believes that the Company is well positioned to benefit from the consolidation currently taking place in the injection molding industry and the trend among high volume OEMs to increasingly rely upon custom injection molders for total project management.

          Advanced Manufacturing Capabilities. The Company uses state-of-the-art computer-aided design/ computer-aided manufacturing ('CAD/CAM') technology in the design and manufacture of its molds and subjects each mold to extensive testing to ensure that it meets high quality standards. The Company has also made substantial investments in advanced high speed molding machines and significantly expanded its use of automation and robotics in its manufacturing and assembly operations. As a result of its efforts, the Company has received numerous quality awards, including Gillette's OmniMark Award, the Lexmark International Prestige Supplier Award, the SC Johnson Partners in Quality Award and the bioMerieux Vitek World Class Supplier Award. In addition, the Company has achieved 'ship-to-stock' status with many of its customers, whereby the Company's products are not subject to quality inspections by such customers prior to being stocked. Management believes that the Company's mold making capabilities and the high quality of its molding have been integral in the Company's strategy of focusing on highly engineered products.

          Continuous Improvement. The Company has been successful in reducing costs by improving manufacturing efficiency, introducing advanced molding technology and realigning facilities and production to increase facility utilization. In addition, as one of the largest manufacturers in the plastics injection molding industry, the Company is able to realize significant economies of scale in raw material purchasing.


          Multiple Plant Locations. Management believes that the Company's ten plants, located throughout the eastern and midwestern United States, provide it with the opportunity to effectively compete for new product contracts that require large volume runs and multiple distribution points. The Company's multiple plant locations enable it to allocate production to the facility best suited for a job in view of its relative capabilities and proximity to the customer. As a result, the Company provides its customers with a broad range of injection molding capabilities and better service through improved responsiveness, timely delivery and reduced freight costs. In addition, by operating numerous plants, the Company can mitigate customer sourcing risks associated with single facility production.

BUSINESS STRATEGY

     The Company's objective is to become the leading supplier of plastic molded products to leading OEMs in the healthcare, packaging and consumer/industrial markets. The key elements of the Company's business strategy to achieve this objective are as follows:

          Focus on Target Markets. The Company focuses its marketing efforts on potential high margin accounts in the healthcare, packaging and consumer/industrial markets. These markets are characterized by high volume requirements, long product life cycles, limited vulnerability to recessionary trends, and relatively low susceptibility to off-shore molding competition. By focusing on high volume, long run manufacturing for products in these markets, management believes that the Company will be able to maximize its profitability and best utilize its resources.

          Further Penetrate Existing Customer Base. Substantially all of the Company's sales are to major consumer product and healthcare companies. In most cases, the Company manufactures plastic products for specific applications required by one or more divisions of a single customer. The trend by OEMs to reduce their supplier base and outsource their injection molding needs provides the Company with the opportunity to increase sales to its existing customers and participate in their domestic and international growth. The Company seeks to capitalize on these favorable industry trends and growth opportunities by expanding its sales presence, emphasizing its full-service capabilities and developing close working relationships with its customers by improving communication and coordination between the Company's marketing, product design and production personnel and its customers' counterpart employees. The Company has designated key account specialists for each of its largest customers whose sole responsibility will be to serve the diverse injection molding needs of that customer. By pursuing these and other strategies, management believes that the Company can capitalize on its full-service capabilities and customer relationships.

          Invest in Technology and Quality Improvements.  The Company continues to improve productivity through an on-going program of upgrading equipment and facilities and investing in automation, robotics and other technological improvements. Since 1991, the Company has made substantial investments in new mold making equipment and injection molding machines which have led to improved cycle times, lower operating expenses and higher quality products. In addition, six of the Company's facilities are currently ISO 9000 registered, and the Company is actively pursuing ISO certification of all of its remaining facilities. Management believes that by continuing to invest in new technology and focusing on quality, the Company is well positioned to increase sales to existing customers, develop new customer relationships and improve its profit margins through increased operating efficiencies.

          Reduce Costs and Increase Productivity. The Company focuses on simultaneously reducing costs while meeting the high quality standards of its customers. Each of the Company's facilities utilizes total quality management techniques, including the use of statistical process control and extensive employee involvement. The Company's employees receive in excess of 30 hours of training each year, designed to increase productivity, safety and manufacturing quality and to foster the concept of 'continuous improvement.' Through an innovative Performance Sharing Program, the Company's employees focus on cost of goods sold and receive incentives to maximize gross margins by minimizing costs. Management also continues to improve asset utilization and increase manufacturing productivity by consolidating underperforming facilities and streamlining the Company's workforce. These initiatives have resulted in an increase in the Company's net sales per employee from $87,000 in 1991 to $110,000 in 1997.

          Further Develop Partnerships with Key Customers. Management believes that its partnerships enable suppliers and OEMs to focus on long-term strategy and often result in faster product development, design flexibility, lower costs and improved product quality. For example, the Company's state-of-the-art Customer-Aligned-Production ('CAP') facility in Newark, Delaware (the 'Delaware CAP Facility') is specifically designed to serve the needs of Procter & Gamble and other customers in the thin-wall packaging market segment. At this facility, using state-of-the-art molding machines, highly engineered stack molds and high speed automation, the Company currently is the sole source manufacturer of polypropylene containers for Baby Fresh(TM) baby wipes for Procter & Gamble and Softkins(TM) moist tissues for Kimberly-Clark Corporation ('Kimberly-Clark'). Because of its highly automated manufacturing process, the Delaware CAP Facility's direct labor costs as a percentage of net sales in 1997 were 1.7%, compared to what management believes to be an industry average of approximately 10.0%. The Company intends to continue to pursue CAP opportunities and similar partnerships with other customers.

          Selectively Pursue Acquisition Opportunities. Strategic acquisitions have been, and management believes will continue to be, an important element in the Company's growth and in its efforts to capitalize on favorable industry trends. The Company's recent acquisitions have expanded its OEM customer base, complemented its existing technological and manufacturing capabilities, presented substantial cost savings opportunities and provided significant growth opportunities. The Company will consider future acquisition opportunities that are attractively priced and that it believes will strengthen its customer base, broaden its geographic presence, enhance its production capabilities and/or provide significant operating synergies.

INDUSTRY

     Injection molding is one of the most widely used plastic processing methods in the world due to the high-quality properties of the finished product and its cost effectiveness. According to The Freedonia Group, annual shipments of injection molded plastic products, which have increased from approximately 8 billion pounds in 1987 to approximately 12 billion pounds in 1996, are expected to exceed 14 billion pounds by the year 2001. Despite the increased demand for plastic injection molded products, the United States injection molding industry remains highly fragmented. The United States injection molding industry is currently comprised of over 7,000 molders, a substantial majority of which are small operators or captive divisions of larger companies. The capabilities of these molders vary widely, as do their end markets.

     In recent years, plastic injection molders have benefited from technology improvements that have enabled plastic to replace other materials (most notably metal, glass and paper) in a variety of applications. Plastic has been substituted for these materials primarily because of its disposability, ease of manufacture, durability, aesthetic appeal, flexibility of form and weight. Additionally, plastic often provides significant cost savings over other materials due to design and fabrication advantages. By successfully substituting plastic for other materials, manufacturers can significantly reduce the amount of necessary parts, manufacturing steps, labor costs, energy costs and transportation expenses associated with producing their products. As a result, management believes that substantial growth potential exists for plastics through further materials substitution.

     In addition to the growth projected for the plastics industry as a whole, growth for larger injection molders such as the Company is driven by industry consolidation and the trend among OEMs to outsource their injection molding needs. Management believes that the consolidation of the highly fragmented plastics injection molding industry has accelerated in recent years as a result of customer preferences toward larger, full-service independent molders that are able to provide total project management. As OEMs place increasing emphasis on minimizing the 'time to market' for their new products and ensuring that their requirements for production, quality and timely delivery are satisfied, they are increasingly relying on one full-service supplier for each new product launch. In many cases, the combination of increasingly complex applications for plastic molded parts, the limited number of qualified molders and the desire of OEMs to reduce sourcing costs has resulted in the creation of partnerships between OEMs and molders who have proven their ability to provide effective total project management, high quality products and timely delivery. These partnerships enable OEMs and molders to focus on long-range strategy and often result in faster product development, greater design flexibility, lower costs and improved product quality.


     The industry-wide trend toward OEM consolidation of suppliers has created significant opportunities for injection molders such as the Company who possess full-service capabilities. Given the capital investment required to successfully compete as a full-service injection molder, management believes that an increasingly limited number of injection molders will be capable of providing the breadth of services increasingly being demanded by high volume OEMs. Furthermore, management believes that the trend among OEMs to develop closer relationships with injection molders mitigates the potential threat of foreign competition. Inconsistent product quality, weak tooling capabilities and significant distance from customers' manufacturing locations have traditionally hindered foreign competitors from competing effectively for projects that require full-service capabilities, outstanding quality and quick response time.

MARKETS AND PRODUCTS

     The Company is a leading supplier of plastic injection molded products for the healthcare, packaging and consumer/industrial markets. The Company is also one of the largest mold makers in the United States producing a wide variety of products. The following is a description of the principal markets served by the Company as well as the products the Company produces for those markets.

  HEALTHCARE

     Plastic molded components for healthcare applications represented approximately 17.4% of the Company's net sales in 1997. The Company's primary healthcare products in 1997 included disposable diagnostic cards, syringes, sample systems and surgical components. During 1997, the Company's four largest healthcare market customers were Ethicon Endo-Surgery, a division of Johnson & Johnson ('Ethicon'), Abbott Labs, bioMerieux Vitek and Dade, with bioMerieux Vitek and Dade having entered into sole or primary source supply agreements with the Company.

     Demand for injection molded plastics within the healthcare market is driven by both the aging population and the overall demand for new medical products. In addition, heightened cost consciousness on the part of the United States government and private insurers has increased demand for medical devices and supplies that can reduce labor costs, improve productivity and/or facilitate patient care in a more cost-effective manner. Plastics are being used more widely in medical devices as customers increasingly recognize the value of reduced breakage, the ability to manufacture consistent parts in a cost-effective manner and the infection control benefits of disposable products.

  PACKAGING

     Packaging applications represented approximately 29.4% of the Company's net sales in 1997. The Company's primary packaging products in 1997 included caps and cap liners, closures and packaging for shaving cream, deodorant and feminine products. During 1997, in the packaging market, the Company's four largest customers were Gillette, Carter Wallace, Inc., Chesebrough-Pond's USA Co., a division of Unilever United States, Inc. ('Chesebrough-Pond's'), and Tambrands, Inc., a division of Procter and Gamble.


     The Company's packaging sales are primarily related to personal care and household products. Given the intense competition among consumer products companies, consumer goods marketers are increasingly focusing on packaging as a relatively inexpensive method of creating brand differentiation. According to The Freedonia Group, annual demand in the United States for injection molded packaging is expected to increase by approximately 3.5% per year through 2001, reaching nearly 3.8 billion pounds. As a result of the continuing substitution of plastic for alternative materials, such as metal, glass and paper, plastic packaging has been the fastest growing sector within the packaging industry. See '--Industry.'

     As a result of the Tredegar Acquisition, the Company acquired Tredegar's existing line of proprietary packaging products for the private label market, which includes lip balm assemblies and dropper caps. The Company believes that the private label market offers attractive growth opportunities and will consider developing additional proprietary products in the future.

  CONSUMER/INDUSTRIAL

     Consumer/industrial applications represented approximately 40.5% of the Company's net sales in 1997. The Company's primary consumer/industrial products in 1997 included printer components, electrical connectors and air freshener components. During 1997, the Company's four largest consumer/industrial market customers were Procter & Gamble, The Dial Corporation ('Dial'), Lexmark and AMP. The Company has entered into sole or primary source supply agreements with Procter & Gamble and Dial.

     The consumer/industrial markets the Company serves primarily include consumer containers and audio/electronics components. The consumer containers market segment has been growing rapidly due in part to the conversion of many products from metal, glass and paper to plastic. Plastic is the preferred material for many applications due to its low cost, functional performance, reusability and recyclability. Demand for plastic audio/electronic components is driven by both the overall demand for audio/electronic products and the percentage of those products composed of plastic. Strong projected growth for increased use of plastics is fueled by long product life cycles and consumer demand for more durable, lightweight and low-cost products. Based on information contained in a recent report by The Freedonia Group, annual demand in the United States for injection molded consumer/industrial products is expected to increase approximately 3.2% per year through 2001, reaching nearly 5.0 billion pounds. Annual demand in the United States for injection molded electrical components is expected to increase by approximately 3.7% per year through 2001, reaching nearly 1.6 billion pounds.

  MOLD MAKING

     Mold making operations represented approximately 12.6% of the Company's net sales in 1997. Products produced with the molds manufactured by the Company in 1997 included deodorant dispensers, personal care products, medical disposables and containers. The Company performs, or expects to perform, the injection molding for a majority of the products for which it makes molds. Plastic products for which the Company built the mold but which are not injection molded by the Company are typically molded in-house by the customer. During 1997, the

Company's four largest mold making customers were Abbott Labs and bioMerieux Vitek, Spalding and Seibe.

     The Company operates three facilities with mold making capabilities, including one of the largest facilities in the United States. These facilities offer a full range of services, including conceptual part and mold design, building and testing. Management views the Company's mold designing and building operations not simply as supportive of its manufacturing business, but as an independent profit center.

CUSTOMERS

     Substantially all of the Company's sales are made to major OEMs in the healthcare, packaging and consumer/industrial markets. During 1997, the Company produced a wide variety of products for over 100 customers, with the Company's ten largest customers accounting for approximately 59.9% of its net sales. The Company's largest customers are Procter & Gamble, Gillette, Dial and Lexmark, which represented approximately 21.2%, 7.7%, 5.2% and 5.1%, respectively, of the Company's net sales in 1997.

     As one of a limited number of full-service injection molders increasingly relied upon by OEMs to provide total project management, the Company seeks to develop lasting relationships with its customers by working closely with them in the early stages of product design and development. Management believes that the Company's use of state-of-the-art CAD/CAM technology and robotics in mold making and molding and its advanced facilities and equipment are integral to its ability to meet customer requirements. While OEMs are generally reluctant to change suppliers due to the high switching costs associated with reengineering, requalifying and restarting production, the plastic injection molding industry is highly competitive. Management believes that the Company's strong customer base will provide it with the opportunity to anticipate and generate business opportunities in the future.

SALES AND MARKETING

     Substantially all of the Company's sales are made through the Company's direct sales force which is located throughout the regions in which the Company operates. The Company's sales and marketing team's are organized according to the Company's target markets: healthcare, packaging and consumer/industrial. Management believes this is the most efficient and effective way to develop and maintain customer relationships, stay abreast of technical and other developments that may result in changing customer or consumer preferences and take advantage of new business opportunities. Sales and marketing personnel emphasize the Company's full-service injection molding capabilities to customers and focus on improving communication and coordination between the Company's marketing, production and product design personnel and customers' counterpart employees to develop customized products that enhance customer product differentiation and improve functional performance. In addition, the Company has designated key account specialists to serve its largest customers. By providing dedicated support, the Company believes it can better serve these customers, who, in many cases, have a variety of different product applications or production requirements in multiple locations. The Company's marketing approach will continue to remain focused on meeting the integrated needs of OEMs that require full-service injection molding capabilities.

     Customer service is also a critical component of the Company's marketing efforts. The Company's customers operate high speed, high volume production lines. In order to operate their production lines efficiently and avoid costly line stoppages, customers rely on the Company's ability to provide reliable, on-time delivery of high quality products. Customer service representatives are located at each of the Company's facilities. Management believes that this decentralized approach, which provides primary support closer to the customer and the production process, is efficient and best suited to serve customer needs. In addition, a small staff of customer service personnel is located at Company headquarters to provide additional support.

MANUFACTURING AND OPERATIONS

     The Company differentiates itself in the marketplace by being a full-service injection molder capable of meeting the integrated needs of leading OEMs from product design, development and mold making through molding, decorating and assembly. Large OEMs increasingly rely on molders for total project management to enhance quality, streamline production processes and to ensure timely completion of programs.

  MOLD MAKING AND TECHNICAL CAPABILITIES

     The Company's three mold making facilities, which include one of the largest facilities in the United States, offer a full range of services, including conceptual part and mold design, building and testing. In addition, the Company's mold manufacturing facilities provide mold and technical consulting for troubleshooting, repair and preproduction evaluation of parts or drawings. The Company's target markets, selected for their relatively long product life cycles, demand durable molds which can be produced only with the highest-quality mold making equipment. The Company's mold making and technical operations serve this demand by combining craftsmanship with technologically advanced computer-aided design and Computer Numerical Control ('CNC') machining. As a result, the Company consistently delivers molds that are produced to the proper specifications and delivered on-time. Management views the Company's mold making operations not simply as supportive of its manufacturing business, but as an independent profit center.

     The mold making process is generally initiated with the Company's engineers analyzing a customer's production requirements. Based on that analysis, a design is created or optimized for the part in question. This design is downloaded into the Company's computer database and serves as the foundation for the mold that will be built utilizing state-of-the-art CAD/CAM technology. The Company's mold design database is linked via a data communications network to the production floor, which allows for CNC machining of mold bases and components directly from the original design. The use of CNC technology and constant in-process monitoring enhances the Company's ability to create high-tolerance molds and deliver its molds on time. Moreover, after final assembly each of the Company's molds is tested for performance.

     The Company's St. Petersburg, Florida mold manufacturing facility is one of the largest and most technologically advanced in the injection molding industry. The facility employs mold makers with extensive experience in designing and manufacturing high cavitation production molds and stack molds. The facility contains advanced mold testing and design centers and has six injection molding presses to provide qualification and testing of new molds. The Company's two other mold manufacturing facilities, one of which is located at Company headquarters near Pittsburgh, Pennsylvania and the other of which is located outside Chicago, Illinois, are smaller than the St. Petersburg facility, specialize in molds for smaller, close tolerance plastic parts and have product design and testing capabilities.

  INJECTION MOLDING

     The Company manufactures its products using the plastic injection molding process. The molding operation processes are comparable at each of the Company's facilities. Raw material arrives at each facility where it is inventoried in silos or boxes in the plant (depending upon the volume requirements). In conventional and clean room molding, raw material in the form of pellets is blended to ensure a homogenous mix, dried when necessary, and conveyed through a pneumatically controlled material handling system to the molding presses. The raw material enters the heating chamber where it is melted to a fluid state. Coloring agents are added as appropriate and a reciprocating screw pushes the fluid raw material at high pressure through a nozzle into a closed temperature-controlled mold. At the end of each molding cycle (six to twenty-eight seconds), the mold opens and the finished parts are ejected from the mold into automated handling systems from which they are packaged for further processing or shipment.

     The Company operates approximately 180 conventional injection molding presses ranging in capacity from 28 to 725 tons. These presses are located in ten strategically located plants, allowing production to be allocated so that the customer's needs are met in a cost-effective and timely manner. The Company also operates seven proprietary closure presses and six presses used in the qualification and testing of new molds. The Company's molding operations also include white room and Class 100,000 clean room environments that offer a controlled manufacturing environment for the molding of components used in medical devices. The Company's molds and molding machines are continuously monitored through process and manufacturing systems, which include a preventative maintenance program. Molds in need of repair or scheduled for maintenance are sent to the plant tool shop for cleaning and repairs. If significant repairs are required, the molds are sent to one of the Company's three mold making facilities.

     In order to produce high quality products while containing costs, the Company utilizes the most advanced molding capabilities available in the industry. For example, the Company operates two-by-two 'stack' molds, which allow twice the molding capacity of conventional molding systems. For customer specific projects, the Company has developed engineering and automation systems resulting in improved manufacturing efficiencies and lower costs. In addition to its molding capabilities, the Company has significant experience with commodity and engineered thermoplastic polymers.


     Each of the Company's plants is managed by a local plant manager and is treated as a profit center. The Company seeks to be a low-cost producer by using high speed molding machines, modern multi-cavity hot runner, cold runner and insulated runner molds and extensive material handling automation. Many of the Company's products are packaged and delivered to OEMs in a manner which allows them to be integrated directly into the production process, minimizing inventories and fixed costs for both the Company and the customer. Each of the Company's injection molding plants has complete tool maintenance capability to support molding operations.

     The Company's state-of-the-art Delaware CAP facility, demonstrates its injection molding capabilities as well as its commitment to developing strategic partnerships with key customers. This facility was specifically designed to produce Baby Fresh(TM) polypropylene containers for Procter & Gamble and serve other customers in the thin-wall packaging market. This facility using state-of-the-art molding machines, highly engineered stack molds and high-speed automation is able to maintain short cycle times seven days a week. This type of production demands high levels of accuracy and repeatability. To maintain this level of shot-to-shot consistency, the Company uses in-line process control software to monitor critical molding parameters. The success of the Delaware CAP Facility is enhanced through computerization and close customer communication. A bar-coding system automatically tracks inventories and shipments and provides product traceability. The Company's investment in highly automated equipment enables the entire facility to be operated by only 24 employees, keeping labor costs to a minimum.

  SECONDARY PROCESSES

     The Company further differentiates itself in the market by offering a variety of secondary processes at most plant facilities. These secondary processes typically include assembly and the lining of caps, as well as other services, including various decorating techniques, such as hot stamping, pad printing and labeling.

  QUALITY ASSURANCE PROGRAMS

     A commitment to consistently producing high-quality products is critical to the success of custom injection molders serving the Company's target markets. With packaging playing an ever-increasing role in the functionality and aesthetics of new product launches within the consumer products industry, OEMs demand high quality products from their injection molding suppliers. Similarly, given the applications for which their products are used, healthcare companies demand the highest quality products from their suppliers.

     In recognition of these customer demands, the Company has centered its manufacturing philosophy on being the highest quality custom injection molder in its targeted end markets. Each of the Company's facilities utilizes total quality management techniques, including the use of statistical process control and the extensive involvement of employees to increase productivity. As a result, the Company is consistently recognized as a leading supplier of quality injection molded parts to the majority of its key customers. The Company has received numerous quality awards, including Gillette's OmniMark Award, the Lexmark International Prestige Supplier Award, the SC Johnson Partner in Quality Award and the bioMerieux Vitek World Class Supplier Award. 'Ship-to-stock' status has been achieved with many customers, including the diagnostic division of Abbott Labs, bioMerieux Vitek and Johnson & Johnson. In addition, six of the Company's facilities are ISO 9000 registered, and the Company is actively pursuing ISO certification in all of its remaining facilities. ISO 9000-series registration certifies compliance by a company with a set of shipping, trading and technology standards promulgated by the International Standardization Organization.

COMPETITION

     The Company faces intense competition throughout its product lines from numerous competitors, a number of whom have greater financial resources than the Company. Competitive factors include product quality, service and the ability to supply products to customers in a timely manner. The Company faces competition from well-established independent molders operating nationally, smaller independent molders operating regionally and captive divisions of larger companies. In most instances, small regional competitors lack the production and technological capabilities to service national consumer product and healthcare companies.

     The plastic injection molding industry is highly fragmented. In all three of its target markets the Company competes with Nypro, Inc., which is headquartered in Clinton, Massachusetts, and The Tech Group, Inc. ('The Tech Group'), which is headquartered in Scottsdale, Arizona. The Company competes with Erie Plastics Corp. in both the consumer/industrial and the packaging markets. In addition, in the healthcare market, the Company competes with Tenax Corporation, a primary supplier of surgical devices, and Courtesy Corporation, one of four major suppliers to Abbott Labs. In the packaging market, the Company also competes with The West Company, Inc. and Plastek Industries Incorporated.

RAW MATERIALS AND SUPPLIERS

     The principal raw materials utilized by the Company's molding processes are commodity and engineered thermo-plastic polymers, primarily polypropylene, polyethylene and polycarbonate. The selection of raw material is developed between the customer and the Company and specified to provide optimum processing, efficient handling, dimensional stability, end use and pricing requirements. Raw materials are purchased either from distributors or directly from polymer producers. Larger volumes are generally acquired from producers while smaller volumes are secured from large distributors that carry a wide variety of raw material types and manufacturers.

     The Company's purchasing strategy is to deal with high quality, dependable suppliers. The Company's largest resin suppliers in 1997 were Huntsman and General Polymers, two of the largest plastic resin manufacturers/distributors in North America. In an effort to improve quality and reduce costs, the Company has recently implemented a 'preferred supplier' program which requires the Company's suppliers to adhere to strict performance criteria, including satisfaction of high quality standards, commitment to continuous improvement and participation in the Company's quality assurance and cost improvement initiatives. The 'preferred supplier' program also requires supply agreements to incorporate transactional reduction initiatives and include extended and/or discounted payment terms, performance rebates and price protection provisions with respect to commodities that can be effected by changing market conditions. The Company has agreements in place with its primary suppliers pursuant to the program and will generally require that its other suppliers achieve 'preferred supplier' status as a condition to future orders.

     The Company does not anticipate having any material difficulties obtaining raw materials in the foreseeable future. However, over the past four years, the raw material market has been volatile due to increased demand and irregular producer capacity. With respect to raw material pricing, the Company has experienced price fluctuations comparable to industry trends over the last
18 months. Pursuant to the terms of multi-year supply agreements and purchase orders, the Company historically has had the ability to pass through resin price increases. The Company does not otherwise hedge its exposure to increases in raw material prices.

REGULATION AND LEGISLATION

     The past and present operations of the Company, including its past and present ownership of real property, are subject to extensive and changing federal, state and local environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes or otherwise relating to the protection of the environment. The Company believes that it is in substantial compliance with applicable environmental laws and regulations. However, the Company cannot predict with any certainty that it will not in the future incur liability under environmental statutes and regulations with respect to contamination of sites formerly or currently owned or operated by the Company (including contamination caused by prior owners and operators of such sites) and the off-site disposal of hazardous substances.

     Sampling in 1995 at Tredegar's South Grafton, Massachusetts facility revealed the presence of contaminants in the soil and groundwater at the facility. The concentration of certain substances in the soil exceeded minimum reportable concentrations under Massachusetts environmental regulations; none of the substances detected in groundwater exceeded minimum reportable concentrations. In connection with the Tredegar Acquisition, the seller agreed, at its cost, to determine the extent of the onsite and off-site contamination resulting from these reportable releases and to perform the clean-up activities necessary to achieve a permanent remediation under the applicable Massachusetts regulations. In December 1996, the seller's consultant issued its final report, which concluded that a condition of 'no significant risk' to safety, health, public welfare or the environment had been achieved by remediation activities at the site and stated that no further response actions were recommended for the site. Remediation of the South Grafton site in accordance with the Massachusetts program, however, will not necessarily ensure that the Company might not be subject to further state or federal cleanup orders with respect to the site or claims by adjacent landowners and/or other third parties allegedly impacted by releases at the site, and no assurance can be given that the Company will not incur or elect to assume any liabilities for such remediation as a result of subsequent negotiations, by operation of law or otherwise.

     The operations at the Company's facilities require permits and approvals from certain federal, state and local authorities. In addition, the Company's operations are heavily dependent upon its continued ability, under applicable laws, regulations, policies, permits, licenses or contractual arrangements, to operate its facilities, and otherwise to conduct its operations. The Company believes it has all permits, licenses and approvals from governmental authorities material to the operation of the facilities as currently configured. In addition, the Company has not received any notice of material non-compliance with permits, licenses or approvals necessary for the operation of its properties. However, there can be no assurance that new applications of existing laws, regulations and policies, or changes in such laws, regulations and policies will not occur in a manner that could have such an effect, or that important permits, licenses or agreements will not be canceled, non-renewed, or renewed on terms materially less favorable to the Company. Although the Company has no reason to believe that it will not be successful in implementing its operations and development plans, no assurance can be given that necessary permits and approvals will be obtained.

     The plastics industry in general, and the Company in particular, is also subject to existing and potential federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of these and other similar measures. The principal resins used in the Company's products are recyclable, and, accordingly, the legislation promulgated to date and such consumer interest group initiatives to date have not had a material adverse effect on the Company. There can be no assurance that any such future legislative or regulatory efforts or future initiatives would not have a material adverse effect on the Company.

EMPLOYEES

     As of December 31, 1997, the Company employed 827 individuals, of which 182 were salaried and 645 were hourly. Approximately 42 employees at the Company's Pittsburgh, Pennsylvania facility, or 5% of the Company's total employees, are members of a union and are covered by a collective bargaining agreement which expired in February 1998. The Company is currently in negotiations with the union, however, no assurances can be given as to the effect the negotiations will have on the Company's results of operations. The Company believes that its relationship with its employees is generally good.

ITEM 2. PROPERTIES

     The Company operates ten facilities located in the eastern and midwestern United States. Management believes that these facilities are adequate for its present needs. A summary of the Company's facilities is presented in the chart below.


                                             APPROXIMATE
LOCATION                                    SQUARE FOOTAGE     OWNERSHIP               MARKETS SERVED
-----------------------------------------   --------------     ---------     -----------------------------------
North Versailles (Pittsburgh), PA .......
  (Headquarters)                                 70,000          Owned       Mold making, Healthcare, Packaging
West Lafayette, IN.......................        35,000          Owned       Healthcare, Consumer/Industrial
Newark, DE...............................        51,000         Leased       Packaging
Des Plaines, IL..........................        30,000            *         Mold making, Healthcare,
                                                                             Consumer/Industrial
Excelsior Springs, MO....................        70,000          Owned       Packaging, Consumer/Industrial
South Grafton, MA........................       127,000            *         Packaging, Consumer/Industrial
Holden, MA...............................        35,000         Leased       Consumer/Industrial
St. Petersburg, FL.......................        81,000          Owned       Packaging, Consumer/Industrial
St. Petersburg, FL.......................        55,000          Owned       Mold making
State College, PA........................        31,000         Leased       Healthcare, Consumer/Industrial

------------------
* This facility is partially owned and partially leased by the Company.

ITEM 3. LEGAL PROCEEDINGS

     The Company does not believe that it or any of its facilities are involved in any litigation that will, individually or in the aggregate, have a material adverse effect on its financial condition or future results of operations. The Company maintains liability insurance that the Company considers adequate to insure claims related to usual and customary risks associated with the operation of its facilities.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the forth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established trading market for any class of equity securities of Company.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical consolidated financial data of the Company for the five-year period ended December 31, 1997. The selected historical consolidated financial data for the five-year period ended December 31, 1997 were derived from audited consolidated financial statements of the Company. The audited consolidated financial statements of the Company for each of the years in the three-year period ended December 31, 1997 are included elsewhere in this Document. The selected historical consolidated financial data for the years ended December 31, 1994, and 1993 were derived from audited consolidated financial statements of the Company that are not included herein. The following table should be read in conjunction with 'Management's Discussion and Analysis of Financial Condition and Results of Operations' and the historical financial statements of the Company, and the accompanying notes thereto, included elsewhere in this Document.

                                                                           YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------------
                                                              1993       1994       1995       1996        1997
                                                             -------    -------    -------    -------    --------
                                                                            (DOLLARS IN THOUSANDS)
STATEMENT OF INCOME DATA:
Net sales.................................................   $24,161    $33,157    $33,542    $93,289    $100,737
Cost of sales.............................................    19,536     26,807     25,877     76,477      82,732
                                                             -------    -------    -------    -------    --------
Gross profit..............................................     4,625      6,350      7,665     16,812      18,005
Selling, general and administrative.......................     3,373      3,916      4,454      7,262       8,980
Plant closure costs.......................................        --         --         --        671          69
Amortization of intangible assets.........................        --         26         37      1,042       1,224
                                                             -------    -------    -------    -------    --------
Operating income..........................................     1,252      2,408      3,174      7,837       7,732
Interest expense..........................................       706        956        810      6,131       8,771
Other (income) expense....................................        59        (72)       148        (25)        873(2)
                                                             -------    -------    -------    -------    --------
Income (loss) before income taxes and extraordinary
  item....................................................       487      1,524      2,216      1,731      (1,912)
Provision for income taxes................................        66        574        941      1,265         228
                                                             -------    -------    -------    -------    --------
Net income (loss) before extraordinary item...............       421        950      1,275        466      (2,140)
Extraordinary item, net of tax............................        --         --         --         --      (4,841)(3)
                                                             -------    -------    -------    -------    --------
Net income (loss).........................................   $   421    $   950    $ 1,275    $   466    $ (6,981)

                                                             -------    -------    -------    -------    --------
                                                             -------    -------    -------    -------    --------
CASH FLOW DATA:
Net cash provided by operating activities.................   $ 1,463    $ 1,327    $ 3,170    $ 9,602    $  6,464
Net cash used in investing activities (excluding
  Acquisitions) (4).......................................      (309)    (1,968)      (998)    (1,829)     (3,490)
Net cash provided by (used in) financing activities.......    (1,161)       650     (2,202)    57,313      (3,725)

                                                                              AS OF DECEMBER 31,
                                                             ----------------------------------------------------
                                                              1993       1994       1995       1996        1997
                                                             -------    -------    -------    -------    --------
                                                                            (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Total assets..............................................   $15,412    $20,358    $18,863    $99,059    $ 93,639
Long-term debt, including current maturities..............     9,277      9,164      7,538     64,512      92,752
Redeemable preferred stock................................        --         --         --      8,250          --
Total stockholder's equity (deficit)......................       295      4,395      5,400      6,953     (10,361)

                                                                           YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------------
                                                              1993       1994       1995      1996(1)      1997
                                                             -------    -------    -------    -------    --------
                                                                            (DOLLARS IN THOUSANDS)
OTHER FINANCIAL DATA:
Depreciation and amortization.............................       644      1,062      1,446      5,353       6,716
Capital expenditures(5)...................................     2,445      4,403      1,582      6,376       4,950
Ratio of earnings to fixed charges(6).....................      1.6x       2.4x       3.4x       1.3x          --

------------------

(1) The statement of income data, cash flow and other financial data for 1996 reflect the results of operations of Unity and Tredegar since they were acquired by the Company on January 25, 1996 and March 29, 1996, respectively.

(2) Includes (i) a non-recurring charge of $555,000 representing financial advisory fees and out-of-pocket expenses paid to Mentmore and (ii) a $300,000 charge representing legal fees paid to the law firm of Michael D. Schenker Co., LPA, whose principal is an officer of Mentmore. Both charges were related to the Refinancing Transactions.


(3) The Company recorded an extraordinary loss of $4.8 million, net of tax benefits, for the year ended December 31, 1997, due to the early extinguishment of indebtedness resulting from the repayment of the Retired Notes and the termination of the Prior Credit Agreement in connection with the Refinancing Transactions.

(4) Net cash in the Unity Acquisition was $3,308,000 and net cash used in the Tredegar Acquisition was $60,493,000.

(5) Includes capital expenditures financed through capital leases of $1,896,000 in 1993, $2,328,000 in 1994, $536,000 in 1995, $4,201,000 in 1996 and
    $4,810,000 in 1997 respectively.

(6) In calculating the ratio of earnings to fixed charges, earnings consist of income before taxes plus fixed charges. Fixed charges consist of interest expense and amortization of deferred financing costs, whether expensed or capitalized, plus the portion of operating lease expense attributable to interest. For the year ended December 31, 1997, the Company's earnings were inadequate to cover fixed charges by $ 2,081,000. Adjusted to eliminate non-cash charges of depreciation and amortization of $6,716,000 for the year ended December 31, 1997, such earnings would have exceeded fixed charges by $ 4,635,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     The Company is a leading full-service, custom injection molder of precision plastic products, focusing on three broad markets: healthcare, packaging and consumer/industrial products. The Company is capable of providing its customers with comprehensive custom manufacturing services, including extensive product design and prototype development, mold design and manufacturing, close tolerance injection molding and value-added finishing services such as packaging, assembly and decoration.

     In January and March of 1996, the Company completed the acquisitions of Unity Mold Corporation ('Unity') and Tredegar Molded Products Company ('Tredegar'), respectively, more than tripling the Company's net sales on a pro forma basis. Management believes that the Acquisitions significantly enhanced the Company's prospects for future growth by expanding its manufacturing capabilities, enlarging its customer base, strengthening its relationships with certain existing customers and broadening its geographic presence.

     The Company experienced an 8.0% increase in net sales during the year ended December 31, 1997, compared to the year ended December 31, 1996. The increase in net sales from $93.3 million in 1996 to $100.7 million in 1997 was primarily due to the inclusion of a full year of operations at the Tredegar facilities in 1997, compared to the inclusion of only nine months of operations at the Tredegar facilities in 1996. When compared to the 1996 net sales on a pro forma basis, net sales in 1997 decreased by $13.5 million or 11.8%. Management believes that this decrease was due in part to the prolonged and well publicized sale of Tredegar which created customer uncertainty in the period prior to the Tredegar Acquisition, resulting in fewer new program awards in late 1995 and throughout 1996 which had an impact on 1997. In addition, the Company has also experienced delays in certain molding and mold making programs, lower than anticipated volume requirements of certain customers' end-product lines due to an unsuccessful product launch and product line maturity, customer insourcing, the loss of a molding program to a competitor with a closer customer 'ship-to-point', and the discontinuance of a low margin proprietary manufacturing process. These factors impacted sales in 1997 and will continue to have an impact on sales in the first half of 1998. Management believes and expects that the factors described above are temporary and that most program delays will be remedied.

      Since the Tredegar Acquisition, the Company's management has focused on reorganizing and strengthening its sales and marketing efforts to obtain new business. The Company expects to begin to realize the benefits of these efforts in the second half of 1998.

     Operating income for the year ended December 31, 1997 decreased from $7.8 million, to $7.7 million, or 1.3%, compared to the operating income for fiscal 1996. This decrease resulted primarily from higher selling, general and administrative and amortization costs which was partially offset by the higher sales volume.

     The Company's operating data for fiscal years ended December 31, 1995, 1996 and 1997 are set forth below as percentages of net sales:

                                                                    YEAR ENDED DECEMBER 31,
                                                                  ---------------------------
                                                                  1995       1996       1997
                                                                  -----      -----      -----
STATEMENTS OF OPERATIONS DATA:
Net sales......................................................   100.0%     100.0%     100.0%
Cost of sales..................................................    77.1       82.0       82.1
                                                                  -----      -----      -----
Gross profit...................................................    22.9       18.0       17.9
Selling, general and administrative............................    13.3        7.8        8.9
Plant closure costs............................................     0.0        0.7        0.1
Amortization of intangible assets..............................     0.1        1.1        1.2
                                                                  -----      -----      -----
Operating income...............................................     9.5        8.4        7.7
Interest expense...............................................     2.5        6.5        8.7
Other (income) expense.........................................     0.4        0.0        0.9
                                                                  -----      -----      -----
Income (loss) before income taxes and extraordinary item.......     6.6        1.9       (1.9)

Provision for income taxes.....................................     2.8        1.4        0.2
                                                                  -----      -----      -----
Net income (loss) before extraordinary item....................     3.8        0.5       (2.1)
Extraordinary item, net of tax.................................     0.0        0.0       (4.8)
                                                                  -----      -----      -----
Net income (loss)..............................................     3.8%       0.5%      (6.9)%
                                                                  -----      -----      -----
                                                                  -----      -----      -----

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net sales. The Company's net sales increased to $100.7 million for the year ended December 31, 1997, an increase of $7.4 million, or 8.0%, over the year ended December 31, 1996. The primary reason for the increase is due to a full year contribution from the Tredegar facilities in 1997 as compared to nine months of contribution in 1996. 1997 sales were lower than comparable 1996 sales due to delays in certain molding and mold making programs, customer insourcing, the loss of a molding program to a competitor with a closer customer 'ship-to' point and discontinuance of a low margin, proprietary manufacturing process. See "--Overview" above.

     Gross profit. The Company's gross profit increased to $18.0 million for the year ended December 31, 1997, an increase of $1.2 million, or 7.1%, over the year ended December 31, 1996. The increase in gross profit was primarily attributable to higher net sales volume resulting from the Tredegar Acquisition. Gross profit margin declined to 17.9% for the year ended December 31, 1997 from 18.0% in the year ended December 31, 1996.

     Selling, general and administration. Selling, general and administrative expenses increased to $9.0 million for the year ended December 31, 1997, an increase of $1.7 million, or 23.7%, over the year ended December 31, 1996. The increase in selling, general and administrative expenses was primarily attributable to the addition of six salespersons and certain costs related to the implementation of the new Enterprise Resource Planning System. See "--Year 2000 Disclosure."

     Amortization. The Company's amortization of intangible assets increased to $1.2 million for the year ended December 31, 1997 from $1.0 million in the year ended December 31, 1996. This increase resulted primarily from a full year of amortization in 1997 compared to nine months of operations in 1996.

     Operating income. Operating income decreased to $7.7 million for the year ended December 31, 1997, from $7.8 million for the year ended December 31, 1996, representing a decrease of 1.3%. Operating income as a percentage of net sales declined to 7.7% for the year ended December 31, 1997 from 8.4% in the year ended December 31, 1996, due primarily to higher amortization and selling, general and administrative costs.

     Interest expense. Interest expense increased to $8.8 million for the year ended December 31, 1997 from $6.1 million in the year ended December 31, 1996, due primarily to the Refinancing Transactions.


     Other expenses/(income). Other expenses increased to $874,000 for the year ended December 31, 1997 from ($25,000) in the year ended December 31, 1996, due primarily to (i) non-recurring charges of approximately $555,000 representing financial advisory fees and out-of-pocket expenses paid to Mentmore Holdings Corporation ('Mentmore') and (ii) $300,000 of legal fees paid to the law firm of Michael D. Schenker Co. LPA, whose principal is an officer of Mentmore. Both of these charges were related to the Initial Offering, the application of the net proceeds therefrom, the consummation of the New Credit Agreement and the incurrence of $8.2 million of indebtedness thereunder upon the closing of the Initial Offering (collectively, the 'Refinancing Transactions').

     Provision for income tax. The Company's effective tax rates differed from the applicable statutory rates for the years ended December 31, 1996 and 1997 primarily due to nondeductible goodwill amortization.

     Extraordinary item. The Company recorded an extraordinary loss of $4.8 million, net of tax benefits, for the year ended December 31, 1997, due to the early extinguishment of indebtedness resulting from the repayment of the Company's 12.25% Senior Subordinated Notes due 2006 (the 'Retired Notes') and the termination of that certain Credit Agreement dated as of March 28, 1996 (the 'Prior Credit Agreement') among Parent, Precise and the lenders named therein in connection with the Refinancing Transactions.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net sales. The Company's net sales increased to $93.3 million in 1996, an increase of $59.8 million, or 178.1%, over 1995. The increase in net sales was primarily attributable to the Company's January 25, 1996 acquisition of Unity and March 29, 1996 acquisition of Tredegar. Unity and Tredegar generated net sales of approximately $4.9 million and $58.5 million, respectively, after they were acquired by the Company. Excluding the net sales of Unity and Tredegar, the Company's net sales totaled approximately $29.9 million, a decrease of $3.6 million from 1995. This decrease was primarily attributable to lower net sales of thin-wall consumer product containers for Baby Fresh(TM) baby wipes resulting from marketing discontinuities caused by the merger of Scott Paper Company with Kimberly-Clark and the subsequent sale by Kimberly-Clark of the Baby Fresh(TM) product line to Procter & Gamble. Also contributing to the decline in net sales was a reduction in net sales to a customer which moved its injection molding to another molder located near its largest distribution center.

     Gross profit. The Company's gross profit increased to $16.8 million in 1996, an increase of $9.1 million, or 119.3%, over fiscal year 1995. The increase in gross profit was attributable to higher net sales volume resulting from the Acquisitions. Gross profit margin declined to 18.0% in 1996 from 22.9% in the prior year. The decrease in gross profit margin was primarily attributable to the Acquisitions, as Unity and Tredegar had historically generated lower gross profit margins than the Company.

     Selling, general and administrative.  Selling, general and administrative expenses increased to $7.3 million in 1996, an increase of $2.8 million, or 63.0%, from 1995. The increase in selling, general and administrative expense was due primarily to incremental selling, general and administrative expenses related to the Acquisitions and an increase in management fees. Selling, general and administrative expense as a percentage of net sales decreased to 7.8% in 1996 from 13.3% in 1995. This improvement was primarily attributable to the consolidation of accounting, purchasing and other administrative functions related to the Acquisitions.

     Plant closure costs. In September 1996, the Company closed its Graham, North Carolina manufacturing facility, which was acquired in the Tredegar Acquisition. In December 1996, the Company decided to close its Rochester, New York manufacturing facility, which was sold in May 1997. The Company recorded plant closing costs in 1996 of $671,000. These costs include $110,000 of expenses associated with the relocation of machinery and equipment from the Graham facility to the Company's other facilities, $260,000 of expenses associated with employee termination benefits which were accrued in connection with the decision to close the Rochester facility, and an impairment loss of $301,000 which represents the difference between the net book value of the assets to be sold at the Rochester facility and the offer price for those assets of $900,000.

     Amortization. The Company's amortization of intangible assets increased to $1.0 million in 1996 from $37,000 in 1995 due primarily to the amortization of goodwill and non-compete agreements associated with the Acquisitions.

     Operating income. Operating income increased to $7.8 million in 1996, an increase of $4.6 million, or 143.8%, over 1995. Operating income as a percentage of net sales declined to 8.4% in 1996 from 9.5% in the prior year due primarily to the lower gross profit margin, the increase in amortization of intangible assets associated with the Acquisitions and expenses associated with the closure of the Graham and the decision to close the Rochester manufacturing facilities.

     Interest expense. Interest expense increased to $6.1 million in 1996 from $810,000 in 1995 due primarily to interest expense on indebtedness incurred to finance the Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company completed a $75.0 million offering of senior subordinated notes due 2007 in June 1997 (the "Offering") and used the proceeds in part to repay indebtedness incurred in connection with the Tredegar Acquisition. In connection with the Offering, the Company entered into a Credit Agreement dated as of June 13, 1997, among Precise Holding Corporation, Precise Technology, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Fleet National Bank, as Agent and Issuing Bank (the "New Credit Agreement"). The Offering, the application of the net proceeds therefrom, the consummation of the New Credit Agreement and the other transactions entered into in connection therewith are hereinafter collectively referred to as the "Refinancing Transactions."

     The New Credit Agreement provides for revolving loans to, and the issuance of letters of credit on behalf of Precise, in an aggregate amount not to exceed $30.0 million, of which approximately $8.5 million was outstanding on December 31, 1997. The New Credit Agreement matures in 2002, and contains certain covenants customary for a financing of this nature. The New Credit Agreement requires prepayments and concurrent reductions of the total commitments thereunder in the amount of certain portions of the net proceeds from certain asset sales, capital contributions or issuances of debt or equity.

     The Company generated cash flows from operations totaling $3.2 million, $9.6 million and $6.5 million in 1995, 1996 and 1997, respectively. The decrease in cash flows from operations during the year ended December 31, 1997 compared to the year ended December 31, 1996, resulted primarily from the lower sales volume. Cash flows from operations were negatively impacted during 1996 as a result of costs associated with the closure of the Company's plant in Graham, North Carolina. During 1996, $0.5 million was expended to satisfy the cash requirements for employee termination benefits, non-cancelable operating lease accruals, equipment relocation costs and other costs associated with the closure of this facility. As of December 31, 1997, the balance of costs associated with plant closures, which have been accrued, are expected to require cash payouts of approximately $400,000 through March 2000.

     The Company's cash flows used in investing activities totaled $1.0 million, $65.6 million and $3.5 million, excluding capital lease agreements for equipment totaling $0.5 million, $4.2 million and $4.8 million in 1995, 1996 and 1997, respectively. During 1996, the Company effected a replacement program for molding machines in its Pittsburgh plant which involved capital lease agreements for 17 machines totaling $2.8 million.

Additionally, $63.8 million was attributed to the net cash used in the Acquisitions during the first quarter of 1996. During 1997, the Company expended $4.9 million on cash capital expenditures which were partially offset by proceeds received from the sale of its Rochester, New York facility in the amount of $1.3 million, which proceeds were subsequently used to repay indebtedness outstanding under the Prior Credit Agreement.

     The Company's cash flows (used in) provided by financing activities totaled $(2.2) million, $57.3 million and $3.7 million in 1995, 1996 and 1997, respectively. During 1995, cash flows were used to repay indebtedness. During 1996, cash financing activities for the Tredegar Acquisition, as described above, contributed significantly to resulting cash provided. During 1997, the Refinancing Transactions contributed to the cash used in financing activities.

     Since the consummation of the Refinancing Transactions, the Company's liquidity requirements have consisted primarily of capital expenditures, required debt service under the Notes, the New Credit Agreement and various capital lease obligations and working capital needs. The Company estimates that its cash requirements to service debt will total $3.4 million and $2.7 million in each of the next two fiscal years, respectively. The Company estimates that its capital expenditures during 1998 will total $3.8 million, of which approximately $1.3 million is expected to be in the form of capital leases. Included in the amount of total projected capital expenditures for 1998 are $1.4 million of expenditures for building improvements, molding presses and ancillary equipment for a significant new program that began production in December 1997. Equipment refurbishment programs for 1998, which mainly relate to Tredegar plants, are expected to cost approximately $0.9 million. The Company is in a capital-intensive business and will have significant ongoing requirements for capital which management believes will be satisfied through cash flow from operations, borrowing under the New Credit Agreement and capital leases. Management believes that due to the capital expenditures anticipated for 1998, the Company will be required to incur additional indebtedness under the New Credit Agreement or through capital leases. However, certain equipment refurbishment programs could be delayed, if necessary. The New Credit Agreement and the Indenture place significant restrictions on the Company's ability to, among other things, incur additional indebtedness, grant liens or sell assets.

     Capital leases are used extensively by the Company to finance new molding presses and certain ancillary equipment. Capital lease obligations totaled $8.9 million as of December 31, 1997, and current maturities relating to these obligations totaled $3.2 million.

     Management believes that the Company's cash flow from operations, together with borrowings under the New Credit Agreement and capital leases, provide it with sufficient liquidity necessary to fund capital improvements, service indebtedness and meet working capital requirements for the Company's existing operations. The Company is highly leveraged and, as a result, funds available for working capital, capital expenditures, acquisitions and general corporate purposes may be limited or unavailable in the event the Company does not generate cash flow at or above expected levels, which could have a material adverse effect on the Company's business, financial condition and results of operations.

YEAR 2000 DISCLOSURE

     The Company's management has begun a program to prepare the Company's computer systems and related applications for the year 2000. The Company believes that a majority of its year 2000 issues will be addressed by the installation of an enterprise resource planning system ('ERP') software package by BaaN. The BaaN system, which is year 2000 compliant and will be used for the Company's primary business application at its headquarters and manufacturing facilities, currently is being installed. The total cost of the BaaN project currently is estimated at $2.0 million with the majority of this cost to be capitalized and charged to expense over the estimated useful life of the BaaN software and related hardware. The Company has developed a comprehensive plan to assist all departments and manufacturing facilities in working towards compliance with year 2000 issues for all other systems beyond those being addressed by the BaaN system. Estimated incremental costs to address other year 2000 issues for the remainder of calendar year 1998 and calendar year 1999 are approximately $250,000.

RECENT ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is expected to impact the Company in the event that a minimum pension liability is required by SFAS No. 87, Employers' Accounting for Pensions, in that separate disclosure of comprehensive income and its components must be displayed in equal prominence with net income. The standard will be effective for the Company for the year ended December 31, 1998.

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

     In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which standardizes the disclosure requirement for pensions and other postretirement benefits. The implementation of SFAS No. 132 is not expected to have an impact on the Company's financial statements. The standard will be effective for the Company for the year ended December 31, 1998.

INFLATION AND CHANGING PRICES

     The Company's sales and costs are subject to inflation and price fluctuations. However, because a significant portion of changes in the cost of plastic resins, the Company's principal raw materials, are passed through to customers, such changes historically have not, and in the future are not expected to have, a material effect on the Company's results of operations.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to a range of environmental requirements in the various jurisdictions in which it operates. These environmental requirements relate to, among other things, air emissions, wastewater discharges and waste management. The Company can be expected to incur capital and operating expenses to maintain compliance with applicable environmental requirements and to meet new regulatory requirements. Based upon the underlying facts giving rise to its environmental regulatory obligations and technical reports prepared on the Company's facilities, the Company does not anticipate that any such capital and operating expenses will have a material adverse effect on the Company's results of operations. There can be no assurance, however, that unanticipated, future regulatory programs or previously unidentified environmental conditions will not impose material capital operating expenses.

     The Company has been identified as one of the several hundred Potentially Responsible Parties ('PRPs') in connection with the shipment of hazardous wastes to the Envirotek II State Superfund site in Tonawanda, New York. Because of the Company's status as a PRP at the Envirotek II site, the New York State Department of Environmental Conservation ('NYSDEC') identified the Company as a PRP at the related the Roblin Steel Complex, also a state cleanup site, which surrounds the Envirotek II site. The Company has records of having shipped 20 drums of waste to Envirotek II and accordingly has participated in the various proceedings at both of these sites as a de minimis party. The Company entered into an Administrative Order on Consent with the United States Environmental Protection Agency ('EPA') with respect to a removal action undertaken at Envirotek II, and paid $7,700 to settle EPA's claims for removal costs. The NYSDEC subsequently assumed the lead at both of these sites, now commonly referred to as the Envirotech II/Roblin Steel Site. In July 1997, the Company entered into a Consent Order with NYSDEC and a De Minimis Settlement Agreement with the other PRPs, whereby the Company made an $11,626 lump-sum de minimis 'buyout' payment in exchange for a release from further liability for past costs by the NYSDEC and an indemnity and covenant not to sue, from the other PRPs, for future response costs at the Envirotech II/Roblin Steel site. Accordingly, management believes that the Company will have no further liability at these sites.

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K, including Item 7 'Management's Discussion and Analysis of Financial Condition and Results of Operations,' contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks, uncertainties, and other factors, some of which are beyond the Company's control, and that actual results may differ materially from those in forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to: (i) general economic conditions in the markets in which the Company operates, (ii) fluctuations in the demand for the Company's services and products and its customers' products, (iii) fluctuations in resin cost and supply, (iv) the Company's ability to effectively manage expanding operations, adapt its operational systems to such expansions and to successfully integrate acquired companies or assets into the Company's operations, (v) the impact of significant competition from companies of varying sizes including divisions or subsidiaries of larger companies and (vi) other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company does not intend to update these forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information that are required to be included pursuant to this Item 8 are listed in Item 14 of this Report under the caption '(a) 1.' and follow Item 14. The financial statements and supplementary financial information specifically referenced in such list are incorporated in this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table sets forth information with respect to the directors, executive officers and other key employees of the Company. All directors and executive officers of the Company hold office until the annual meeting of stockholders next following their election, or until their successors are elected and qualified.

NAME                                               AGE   POSITION
------------------------------------------------   ----  ------------------------------------------------
Richard L. Kramer...............................    48   Chairman of the Board of Directors, Secretary
                                                           and Director
William L. Remley...............................    47   Vice Chairman, Treasurer and Director
John R. Weeks...................................    52   President and Chief Executive Officer
Michael M. Farrell..............................    43   Vice President, Marketing and Sales
Ronald A. Seegers...............................    50   Vice President, Engineering
Clarence E. Stevens, Jr.........................    49   Vice President, Manufacturing
Gregory R. Conley...............................    37   Vice President and Chief Financial Officer
Raymond J. Veno.................................    47   Vice President, Continuous Improvement
Richard C. Hoffman..............................    49   Director
Elaine E. Healy.................................    35   Director

     Richard L. Kramer became the Chairman of the Board and a director of the Company in April 1990 and Secretary of the Company in August 1991. Mr. Kramer is also Chairman and a director of Mentmore Holdings Corporation, Texfi Industries Inc., a textile and apparel manufacturing firm, CPT Holdings, Inc., a manufacturer of specialty structural steel profiles, Weldotron Corporation, a packaging equipment manufacturer, Orion Acquisition Corp. II, an investment company, MC Equities, Inc., an insurance holding company, and Republic Properties Corporation. Mr. Kramer is a director of J&L Structural, Inc., Precise Holding Corporation and Sunderland Industrial Holdings Corporation.

     William L. Remley became the Vice Chairman of the Board and a director of the Company in April 1990 and Treasurer of the Company in August 1991. Mr. Remley is also President, Chief Executive Officer and a director of Mentmore Holdings Corporation and Weldotron Corporation, Vice-Chairman, Chief Executive Officer and a director of Texfi Industries Inc., and President and a director of CPT Holdings, Inc. Mr. Remley is a director of J&L Structural, Inc., MC Equities, Inc., Orion Acquisition Corp. II, Republic Properties Corporation, Precise Holding Corporation and Sunderland Industrial Holdings Corporation.

     John R. Weeks became President and Chief Executive Officer of the Company in August 1990. Prior to joining Precise, from 1986 to 1990 Mr. Weeks was employed as a Vice President of Corporate Development for The Tech Group, a custom molder for the medical, electronic, packaging and consumer product markets. Previously, from 1977 to 1986 Mr. Weeks was Vice President of Sales with Nypro Inc. Mr. Weeks began his career with Arco Polymers in 1968.

     Michael M. Farrell became Vice President, Marketing & Sales of the Company in 1991. Prior to joining Precise, from 1987 to 1991 Mr. Farrell was employed as the Director of Sales for Medical Products for The Tech Group. Mr. Farrell began his career at Nypro Inc. in 1984.

     Ronald A. Seegers became Vice President, Engineering of the Company in 1993. Prior to joining Precise, from 1984 to 1993, Mr. Seegers was employed as Director of New Business with The Tech Group. Prior to joining The Tech Group, Mr. Seegers worked for 16 years at Major Tools in Chicago.

     Clarence E. Stevens, Jr. became Vice President, Manufacturing of the Company in 1994. Prior thereto, he served as Director of Continuous Improvement of Precise since 1991. Prior to joining Precise, from 1988 to 1991, Mr. Stevens was employed as Manager of Process Improvement for The Tech Group. Prior to joining The Tech Group, Mr. Stevens worked at Carlisle Syntec, a synthetic roofing company, as a plant manager for 10 years.

     Gregory R. Conley became Vice President and Chief Financial Officer of the Company in February 1998. Prior to joining Precise, from June 1990 to February 1998, Mr. Conley was employed with The Barrington Consulting Group where most recently he served as a Vice President. Mr. Conley began his career with Ernst & Young, LLP in 1983. Mr. Conley is a certified public accountant.

     Raymond J. Veno became the Company's Vice President, Continuous Improvement in 1998. Prior to that Mr. Veno was Director of Continuous Improvement and Product Development since September 1996. Prior to joining Precise, from June 1986 to February 1995, Mr. Veno was employed as Manager of Plastics Technology and Development Group for Digital Equipment Corporation. Prior to joining Digital Equipment Corporation, Mr. Veno was employed at Nypro, Inc. as Business Manager for seven years.

     Richard C. Hoffman became a director of the Company in January 1996. Mr. Hoffman has been President and Principal of Richard C. Hoffman, P.C., a law firm with offices in Greenwich, Connecticut, since 1988. From January 1995 to March 1997, Mr. Hoffman served as Vice President and General Counsel of Mentmore Holdings Corporation. From 1985 to 1992 Mr. Hoffman was a partner at Freytag, LaForce, Rubinstein & Teofan, a law firm in Dallas, Texas. Mr. Hoffman is a director of MC Equities, Inc., Orion Acquisition Corp. II, Texfi Industries, Inc., Precise Holding Corporation and Weldotron Corporation.

     Elaine E. Healy became a director of Precise Holding Corporation and of Precise in 1997. Ms. Healy has been a Vice President of Pecks Management Partners Ltd., an investment management firm, since May 1993. Prior to joining Pecks Management Partners Ltd., Ms. Healy was a General Partner of Quantum Partners, Ltd., a venture capital partnership with which she was associated for eight years. During that time Ms. Healy also served as Vice President of The Revere Fund, Inc., a public closed-end investment company. Ms. Healy is also a director of Dolan Media Company, Inc.


DIRECTORS

     Pursuant to the Warrant Purchase Agreement (as defined), the Pecks Funds (as defined) are entitled to designate one member of the Company's board of directors. Ms. Healy currently serves on the Company's board of directors as a designee of the Pecks Funds.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the compensation paid by the Company to (i) its Chairman of the Board and Chief Executive Officer and (ii) each of the four other most highly compensated individuals who served as executive officers of the Company during fiscal 1997 and received annual compensation in excess of $100,000 (collectively, the 'Named Executives'), for services rendered in all capacities to the Company during the periods indicated.

                          SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM COMPENSATION
                                                                        -----------------------------------
                                           ANNUAL COMPENSATION                   AWARDS             PAYOUTS
                                      ------------------------------    ------------------------    -------
                                                              OTHER                   SECURITIES                 ALL
                                                             ANNUAL     RESTRICTED    UNDERLYING                OTHER
                                                             COMPEN-      STOCK        OPTIONS/      LTIP      COMPEN-
                                       SALARY      BONUS     SATION      AWARD(S)        SARS       PAYOUTS    SATION
NAME AND PRINCIPAL POSITION   YEAR      ($)         ($)      ($)(A)        ($)           (#)          ($)        ($)
---------------------------   ----    --------    -------    -------    ----------    ----------    -------    -------
John R. Weeks .............   1997    $250,000    $72,499       --          --            --           --      $16,812(b)
  President and Chief
  Executive Officer
Michael M. Farrell ........   1997     147,000     32,430       --          --            --           --       10,425(c)
  Vice President,
  Marketing and Sales
Ronald A. Seegers .........   1997     128,256     13,500       --          --            --           --        9,702(d)
  Vice President,
  Engineering
Clarence E. Stevens,          1997     113,505     25,614       --          --            --           --        8,587(e)
  Jr. .....................
  Vice President,
  Manufacturing
Michael D. Bornak .........   1997     104,730     19,458       --          --            --           --        5,776(f)
  Former Controller

                                                        (Footnotes on next page)

------------------


(a) Below amounts which would require disclosure under Commission rules and regulations.

(b) Included in such amount is $11,458 representing an employer matching contribution under the 401(k) Plan (as defined), $1,328 in net premiums for a life insurance policy on behalf of Mr. Weeks and $4,026 representing a profit sharing bonus.

(c) Included in such amount is $8,159 representing an employer matching contribution under the 401(k) Plan and $2,266 representing a profit sharing bonus.

(d) Included in such amount is $7,696 representing an employer matching contribution under the 401(k) Plan and $2,006 representing a profit sharing bonus.

(e) Included in such amount is $6,810 representing an employer matching contribution under the 401(k) Plan and $1,777 representing a profit sharing bonus.

(f) Included in such amount is $4,424 representing an employer matching contribution under the 401(k) Plan and $1,352 representing a profit sharing bonus.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's compensation policies are determined and executive officer compensation decisions are made by the Board of Directors. No member of the Board of Directors received director fees in 1997.

401(K) PENSION PLAN

     Precise sponsors a defined contribution savings plan (the '401(k) Plan') whereby eligible employees of the Company may (under current administrative rules) elect to defer a portion of their compensation each year and may also make after-tax contributions to the 401(k) Plan. Employee and Company contributions are paid by the Company to the trustee under the 401(k) Plan. The Company has a policy of (i) making an annual discretionary contribution on behalf of each eligible employee in an amount equal to 3.5% of such employee's total annual compensation, regardless of such employee's actual contribution to the 401(k) Plan, and (ii) making matching contributions equal to 50% of the first 5% of compensation deferred by employees. The Company's contributions are subject to vesting and forfeiture. The Company's contributions to the accounts of the Named Executive Officers during 1997 are included in the Summary Compensation Table.

     The Company sponsored another defined contribution savings plan which covered substantially all non-union employees at the Tredegar and Unity facilities (the 'Tredegar 401(k) Plan'). Under the terms of the Tredegar 401(k) Plan the Company matched 25% of employee's contributions up to 6% of employee's salaries. On January 1, 1998, the Tredegar 401(k) Plan was merged into the 401(k) Plan.


1997 STOCK OPTION PLAN

     In April 1997, Sunderland established the Sunderland Industrial Holdings Corporation 1997 Key Employee Nonqualified Stock Option Plan (the '1997 Stock Option Plan') to provide incentives to, encourage stock ownership by and retain the services of certain of, its key employees and those of its subsidiaries. The Board of Directors of Sunderland (the 'Sunderland Board') administers the 1997 Stock Option Plan, which provides for the grant of options with respect to a maximum of 15% of the issued and outstanding shares of common stock, par value $0.01 per share, of Sunderland ('Sunderland Common Stock'). Each option granted under the 1997 Stock Option Plan will be evidenced by a written option agreement between the optionee and Sunderland, which agreement may contain additional terms not inconsistent with the 1997 Stock Option Plan and as the Sunderland Board may deem appropriate.

     Under Nonqualified Stock Option Agreements (the 'Option Agreements') entered into in April 1997 pursuant to the 1997 Stock Option Plan, John R. Weeks, President and Chief Executive Officer of Precise, and Michael M. Farrell, Vice President, Marketing & Sales of Precise, received options to purchase 1,200 and 400 shares of Sunderland Common Stock, respectively (the 'First Options'), and additional options to purchase 225 and 75 shares of Sunderland Common Stock, respectively (the 'Second Options,' and together with the First

Options, the 'Options'). The Options are exercisable at a price of $1,500 per share of Sunderland Common Stock. The First Options will become exercisable over a three-year period following the grant date. The Second Options will become exercisable in 25% increments upon the 90th day following each successful annual determination by the Sunderland Board that Sunderland's EBITDA (as defined in the Option Agreements) for the years ended December 31, 1997 through 2000 exceeded certain annual targets. In addition, the Options may be exercised during the one year period following the optionee's retirement at or above age 65, or upon his or her death or disability, and all of the First Options and the then exercisable portions of the Second Options may be exercised during the ten business day period following notice of a Change of Control (as defined in the Option Agreements). Once exercisable, the Options may be exercised at any time, in whole or in part, prior to the earlier of (i) the termination of the optionee's employment with Sunderland or any of its subsidiaries or (ii) January 31, 2005. It is intended that the Options shall not constitute 'incentive stock options,' as that term is used in Section 422 of the Internal Revenue Code of 1986, as amended.

     Pursuant to the Option Agreements, Sunderland has the right to repurchase Sunderland Common Stock purchased pursuant to the Options upon the occurrence of a Call Event (as defined in the Option Agreements) at a repurchase price of either 75% or 100% of the Fair Market Value (as defined in the Option Agreements) of such stock depending on the reason underlying the Call Event, subject to adjustment under certain specified circumstances. In addition, pursuant to the Option Agreements, Sunderland has a right of first refusal prior to the sale to any third party of any Sunderland Common Stock purchased pursuant to the Options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     Precise is a wholly owned subsidiary of Precise Holding Corporation. The following table sets forth information concerning the beneficial ownership of Parent Common Stock as of December 31, 1997 by (i) each person known to the Company to own beneficially more than 5% of the outstanding Parent Common Stock,
(ii) by each Named Executive Officer and (iii) all directors and executive officers of the Company as a group. All shares are owned with sole voting and investment power, unless otherwise indicated.

                                                                                                    PARENT
                                                                                                 COMMON STOCK
                                                                                              BENEFICIALLY OWNED
                                                                                              ------------------
BENEFICIAL OWNER                                                                                    SHARES
-------------------------------------------------------------------------------------------   ------------------
Sunderland Industrial Holdings Corporation(1)..............................................             8,035.00
John Hancock Mutual Life Insurance Company.................................................               570.00(2)
Rice Partners II, L.P......................................................................               570.00(2)
Delaware State Employees' Retirement Fund(3)...............................................               552.67(4)
Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc.(3)..................               110.33(5)
Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc.(3)............               162.00(6)
Pecks Management Partners, Ltd.(3).........................................................               825.00(7)
Richard L. Kramer(8)                                                                                          --
William L. Remley(9).......................................................................                   --
John R. Weeks..............................................................................                   --
Michael M. Farrell.........................................................................                   --
Ronald A. Seegers..........................................................................                   --
Clarence E. Stevens, Jr....................................................................                   --
Gregory R. Conley..........................................................................                   --
Richard C. Hoffman.........................................................................                   --
Elaine E. Healy (10).......................................................................                   --
Total Executive Officers and Directors as a Group..........................................                   --


BENEFICIAL OWNER                                                                                     %
-------------------------------------------------------------------------------------------  ------------------
Sunderland Industrial Holdings Corporation(1)..............................................         97.0
John Hancock Mutual Life Insurance Company.................................................          6.4
Rice Partners II, L.P......................................................................          6.4
Delaware State Employees' Retirement Fund(3)...............................................          6.4
Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc.(3)..................          1.4
Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc.(3)............          2.0
Pecks Management Partners, Ltd.(3).........................................................          9.3
Richard L. Kramer(8)                                                                                  --
William L. Remley(9).......................................................................           --
John R. Weeks..............................................................................           --
Michael M. Farrell.........................................................................           --
Ronald A. Seegers..........................................................................           --
Clarence E. Stevens, Jr....................................................................           --
Gregory R. Conley..........................................................................           --

Richard C. Hoffman.........................................................................           --
Elaine E. Healy (10).......................................................................           --
Total Executive Officers and Directors as a Group..........................................           --

                                                   (Footnotes on following page)

(Footnotes from previous page)

------------------

 (1) According to information supplied to the Company by Sunderland, Biscayne Trust, The Sunderland I Trust and The Remley 1990 Trust own beneficially 72%, 18% and 10%, respectively, of the outstanding shares of common stock of Sunderland. The beneficiaries of these trusts are certain relatives of Richard L. Kramer and William L. Remley. The trustees of Biscayne Trust and The Sunderland I Trust are Lewis H. Ferguson III and Gary R. Siegel. All powers with respect to investment or voting of securities owned by Biscayne Trust and The Sunderland I Trust are exercisable by Messrs. Ferguson and Siegel jointly. The trustee of The Remley 1990 Trust is F. Richard Remley, who exercises all voting and investment power with respect to securities held by such trust. The business address of Sunderland, Biscayne Trust, The Sunderland I Trust, The Remley 1990 Trust, Lewis H. Ferguson III, Gary R. Siegel and F. Richard Remley is c/o Mentmore Holdings Corporation, 1430 Broadway, 13th Floor, New York, New York 10018-3308. Richard L. Kramer, Chairman of the Board of Directors of the Company, and William L. Remley, Vice Chairman of the Board of Directors of the Company, are directors and executive officers of Parent and Sunderland. F. Richard Remley, the trustee of The Remley 1990 Trust, is the brother of William L. Remley. Mentmore provides management services to the Company. Messrs. Kramer and William L. Remley are the sole executive officers and directors of Mentmore.

 (2) Comprised of Warrants to purchase 570 shares of Parent Common Stock held by each of John Hancock Mutual Life Insurance Company ('John Hancock') and Rice Partners II, L.P. ('Rice'). The business address of John Hancock is John Hancock Place, 200 Clarendon Street, Boston, Massachusetts 02117. The business address of Rice is c/o Rice Capital Management, 5847 San Felipe, Suite 4350, Houston, Texas 77057.

 (3) Pecks Management Partners, Ltd. serves as the investment advisor to The Delaware State Employees' Retirement Fund, the Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc. and the Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc. (collectively, the 'Pecks Funds') and, in such capacity, exercises voting and investment control with respect to the Parent Common Stock beneficially owned by the Pecks Funds. The business address of Pecks Management Partners, Ltd. and the Pecks Funds is One Rockefeller Plaza, New York, New York 10020.

 (4) Comprised of 167.67 shares of Parent Common Stock and Warrants to purchase 385 shares of Parent Common Stock.

 (5) Comprised of 33.33 shares of Parent Common Stock and Warrants to purchase

     77 shares of Parent Common Stock.

 (6) Comprised of 49 shares of Parent Common Stock and Warrants to purchase 113 shares of Parent Common Stock.

 (7) Comprised of 250 shares of Parent Common Stock and Warrants to purchase 575 shares of Parent Common Stock held of record by the Pecks Funds. Pecks Management Partners, Ltd. disclaims beneficial ownership of the Parent Common Stock and Warrants held of record by the Pecks Funds.

 (8) Mr. Kramer is a director and executive officer of Parent and Sunderland. See footnote (1) above. Mr. Kramer disclaims beneficial ownership of the Parent Common Stock held of record by Sunderland.

 (9) Mr. Remley is a director and executive officer of Parent and Sunderland. See footnote (1) above. Mr. Remley disclaims beneficial ownership of the Parent Common Stock held of record by Sunderland.

(10) Ms. Healy is a Vice President of Pecks Management Partners, Ltd. See footnote (3) above. Ms. Healy disclaims beneficial ownership of the Parent Common Stock and Warrants held of record by the Pecks Funds.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TREDEGAR FINANCING TRANSACTIONS

     In connection with the Tredegar Acquisition, (i) the Company and Parent entered into a Securities Purchase Agreement dated March 29, 1996 (as amended, the 'Securities Purchase Agreement') with Delaware State Employees' Retirement Fund, Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc. and Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc. (each advised by Pecks Management Partners Ltd. and collectively referred to herein as the 'Pecks Funds') pursuant to which the Pecks Funds purchased (a) 575 shares of the Company's Cumulative Exchangeable Preferred Stock having an aggregate liquidation preference equal to $5,750,000 (the 'Exchangeable Preferred Stock') for an aggregate consideration of $5,750,000 and (b) 250 shares of Parent Common Stock for an aggregate consideration of $750,000; (ii) the Company entered into a Note Purchase Agreement dated March 29, 1996 (the 'Note Purchase Agreement') with John Hancock Mutual Life Insurance Company ('John Hancock') and Rice Partners II, L.P. ('Rice') pursuant to which John Hancock and Rice purchased $20.0 million aggregate principal amount of the Company's 12.25% Senior Subordinated Notes due 2006 (the 'Retired Notes'); (iii) Parent entered into a Warrant Purchase Agreement dated March 29, 1996 (as amended, the 'Warrant Purchase Agreement') with Rice, John Hancock and the Pecks Funds pursuant to which, in connection with their purchase of the Retired Notes, Rice and John Hancock each acquired warrants ('Warrants') to purchase 570 shares of Parent Common Stock and, in connection with its purchase of the Exchangeable Preferred Stock, the Pecks Funds acquired Warrants to purchase 575 shares of Parent Common Stock; and (iv) Parent entered into a Shareholder Agreement dated March 29, 1996 (as amended, the 'Shareholder Agreement') with Sunderland, Hamilton Holdings Ltd. Corporation ('Hamilton Holdings'), the Pecks Funds, Rice and John Hancock. In addition, Precise and Parent entered into the Prior Credit

Agreement, under which Precise incurred approximately $44.0 million of indebtedness to finance the Tredegar Acquisition, and Precise issued 250 shares of its Series B Cumulative Redeemable Preferred Stock (the 'Seller Preferred Stock' and, together with the Exchangeable Preferred Stock, the 'Redeemable Preferred Stock'), having a liquidation preference of $10,000 per share, to the former owners of Tredegar. In connection with the consummation of the Refinancing Transactions, the Company entered into certain consents and amendments to the Securities Purchase Agreement, the Warrant Purchase Agreement and the Shareholder Agreement to, among other things, approve the terms of the Refinancing Transactions and to modify certain covenants contained therein.

     The Warrants are exercisable, in whole or in part, at a per share price of $0.01 at any time prior to March 29, 2006. The Warrant Purchase Agreement contains customary anti-dilution protection, restrictions on the transfer of Warrants and shares of Parent Common Stock issuable thereunder ('Warrant Shares') and provisions requiring that Warrants and Warrant Shares be offered to Parent prior to any sale to a third party. In addition, the Warrant Purchase Agreement contains certain covenants pertaining to Parent and its subsidiaries which, among other things, give the holders of Warrants the right to consent to certain corporate actions, including certain sales of assets, acquisitions, issuances of capital stock, amendments to corporate organizational documents, affiliate transactions and investments. The Warrant Purchase Agreement also provides Hancock and Rice with Parent Board of Director observation rights and the Pecks Funds, for so long as the Pecks Funds own 15% or more of the sum of all Warrant Shares and Parent Common Stock owned by the Pecks Funds on March 29, 1996, with the right to designate one member of the Board of Directors of each of Parent and Precise.

     Precise used a portion of the net proceeds from the Offering to (i) redeem the Exchangeable Preferred Stock and the Seller Preferred Stock and (ii) repay the indebtedness outstanding under the Prior Credit Agreement and the Retired Notes. In addition, Precise used a portion of the net proceeds from the Initial Offering to repurchase 124 shares of Common Stock of Precise from Parent for $3,315,000, the proceeds of which were used to redeem shares of Parent Preferred Stock held by Hamilton Holdings. Richard L. Kramer and William L. Remley are executive officers and directors of Hamilton Holdings, and the holders of record of the capital stock of Hamilton Holdings are trusts established for the benefit of certain relatives of Messrs. Kramer and Remley.

SHAREHOLDER AGREEMENT

     In connection with the Tredegar Acquisition, Parent, Sunderland, Parent's other shareholders (collectively, the 'Shareholders') and the holders of the Warrants (collectively, the 'Warrantholders') entered into the Shareholder Agreement. Pursuant to the Shareholder Agreement, the Warrantholders have the right to require

Parent to purchase (a 'Put Option') their Warrant Shares and certain other shares of capital stock of Parent held by the Shareholders (collectively, the 'Put Shares'), in whole or in part, at any time after March 29, 2001. In addition, the Warrantholders are entitled to sell their Put Shares to Parent at any time prior to the occurrence of an Initial Public Offering (as defined in the Shareholder Agreement) in the event of (i) a change in control (as defined in the Shareholder Agreement) of Parent, (ii) a merger, consolidation, share exchange or similar transaction involving Parent, (iii) a sale in one or more related transactions of all or a majority of the assets, business or revenue or income generating operations of Parent or (iv) any substantial change in the type of business conducted by Parent. The Shareholder Agreement also provides Parent with an option to purchase (the 'Call Option') all outstanding Warrants and Warrant Shares at any time on or after April 1, 2002 and prior to an Initial Public Offering. The price to be paid to the Warrantholders upon the exercise of the Put Option or the Call Option is to be determined in accordance with a formula and procedures set forth in the Shareholder Agreement. In the event Parent is unable to pay the purchase price for the Put Shares in cash after exercise of the Put Option, it may be required to execute and deliver a promissory note or notes to the Warrantholders in satisfaction of all or part of its purchase price obligation. Such promissory notes would mature on April 1, 2006 and bear interest at rates ranging from 14% to 18% during the term of the notes. The Shareholder Agreement further provides, under certain circumstances, John Hancock, Rice and the Pecks Funds with certain co-sale rights upon the sale or other transfer of capital stock of Parent by the Shareholders. In addition, subject to certain conditions, if prior to an Initial Public Offering holders of at least 66 2/3% of the issued and outstanding shares of Parent Common Stock and Common Stock Equivalents (as defined in the Shareholder Agreement) elect to sell their shares to a bona fide third party (other than in connection with a registered offering under the Securities Act), then all holders shall be obligated to sell any shares of Parent Common Stock and Common Stock Equivalents then owned by such holders in such sale.

     Pursuant to the Shareholder Agreement, John Hancock, Rice and the Pecks Funds also have certain demand registration rights, which become effective after the date Parent has consummated an Initial Public Offering, and incidental registration rights. These rights are subject to customary cut-back provisions.

MANAGEMENT AGREEMENT WITH MENTMORE

     Mentmore provides management services to Precise and its subsidiaries pursuant to the Management Agreement dated March 15, 1996, as amended (the 'Management Agreement'), between Precise and Mentmore. Pursuant to the Management Agreement, Mentmore provides the Company with general management, advisory and consulting services with respect to Precise's business and with respect to such other matters as Precise may reasonably request from time to time, including, without limitation, strategic planning, financial planning, business acquisition and general business development services. Under the terms of the Management Agreement, the Company provides customary indemnification, reimburses certain costs and pays Mentmore an annual management fee of $300,000 (subject to adjustment), which is payable monthly after the consummation of the Offering. In addition, pursuant to the Management Agreement, Mentmore is entitled to customary investment banking fees for services rendered in connection with the Company's financing transactions and acquisitions. The Management Agreement had an original term of ten years and is automatically extended for one additional year on each April 1 during the term of the agreement unless either party shall have previously notified the other in writing of its desire not to further extend the term. In addition, Mentmore may terminate the Management Agreement at any time upon 90 days prior written notice to Precise, and Precise may terminate the Management Agreement 'for cause' (as defined in the Management Agreement). The sole executive officers and directors of Mentmore are Richard L. Kramer and William L. Remley. Payments under the Management Agreement are subject to the restrictions set forth under 'Description of Notes--Certain Covenants--Transactions with Affiliates' as well as certain limitations set forth in the Warrant Purchase Agreement.

     The Company has paid Mentmore fees of $675,000, $450,000, and $300,000 in 1997, 1996, and 1995 respectively, for management and other advisory services and has reimbursed Mentmore for certain expenses incurred in connection with the rendering of such services. Mentmore received total fees of $500,000 and the reimbursement of certain expenses in connection with financial advisory and other services rendered to the Company in connection with the Refinancing Transactions.

FEES PAID TO RICHARD C. HOFFMAN

     The Company paid the law firm of Richard C. Hoffman, P.C., whose principal is a director of Precise, a total of approximately $5,000 and $257,000 in legal fees in 1997 and 1996, respectively. During this period, Mr. Hoffman served as Vice President and General Counsel of Mentmore.

FEES PAID TO MICHAEL D. SCHENKER

     The Company paid the law firm of Michael D. Schenker Co. L.P.A., whose principal is an officer of Mentmore, a total of approximately $300,000 in legal fees in connection with the Refinancing Transactions.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a) List of documents filed as part of this Report:

     1. The financial statements listed on page 30 are filed as part of this Report

     2. Financial Statement Schedules:

        All schedules are omitted because they are not applicable, not required or the information is included elsewhere in the Consolidated Financial Statements or Notes thereto.

     3. List of Exhibits:

 EXHIBIT
  NUMBER     DESCRIPTION
----------   --------------------------------------------------------------------------------------------------------
   *3.1       --   Amended and Restated Certificate of Incorporation of Precise Technology, Inc.
   *3.2       --   Bylaws of Precise Technology, Inc.

   *3.3       --   Certificate of Incorporation of Precise Technology of Delaware, Inc.
   *3.4       --   Bylaws of Precise Technology of Delaware, Inc.
   *3.5       --   Certificate of Incorporation of Precise Technology of Illinois, Inc.
   *3.6       --   Bylaws of Precise Technology of Illinois, Inc.
   *3.7       --   Articles of Incorporation of Precise TMP, Inc.
   *3.8       --   Amended and Restated Bylaws of Precise TMP, Inc.
   *3.9       --   Certificate of Incorporation of Precise Polestar, Inc.
   *3.10      --   Bylaws of Precise Polestar, Inc.
   *3.11      --   Articles of Incorporation of Massie Tool, Mold & Die, Inc.
   *3.12      --   Bylaws of Massie Tool, Mold & Die, Inc.
   *4.1       --   Indenture dated as of March 18, 1997 by and among Precise Technology, Inc., as Issuer, Precise
                   Technology of Delaware, Inc., Precise Technology of Illinois, Inc., Precise TMP, Inc., Precise
                   Polestar, Inc. and Massie Tool, Mold & Die, Inc., as Subsidiary Guarantors, and Marine Midland
                   Bank, as trustee (including the form of 11 1/8% Senior Subordinated Note due 2007 and the form of
                   Subsidiary Guarantee).
   *4.2       --   Registration Rights Agreement, dated as of June 13, 1997, by and among Precise Technology, Inc.,
                   Precise TMP, Inc., Massie Tool, Mold & Die, Inc., Precise Polestar, Inc., Precise Technology of
                   Delaware, Inc., Precise Technology of Illinois, Inc., Bear, Stearns & Co. Inc. and Merrill Lynch,
                   Pierce, Fenner & Smith Incorporated.
   *4.3       --   Purchase Agreement dated June 10, 1997, by and among Precise Technology, Inc., Precise TMP, Inc.,
                   Massie Tool, Mold & Die, Inc., Precise Polestar, Inc., Precise Technology of Delaware, Inc.,
                   Precise Technology of Illinois, Inc., Bear, Stearns & Co. Inc. and Merrill Lynch, Pierce, Fenner &
                   Smith Incorporated.
   *4.4       --   Supplemental Indenture No. 1 to Indenture, dated as of October 10, 1997, by and among
                   PreciseTechnology, Inc., Precise TMP, Inc., Massie Tool, Mold & Die, Inc., Precise Polestar, Inc.,
                   Precise Technology of Delaware, Inc., Precise Technology of Illinois, Inc. and Marine Midland
                   Bank, as trustee.
  *10.1       --   Credit Agreement dated as of June 13, 1997, among Precise Holding Corporation, Precise Technology,
                   Inc., the subsidiary guarantors party thereto, the lenders party thereto and Fleet National Bank, as Agent and Issuing Bank.

 EXHIBIT
  NUMBER     DESCRIPTION
----------   --------------------------------------------------------------------------------------------------------
   10.2       --   First Amendment and Consent to Credit Agreement as of March 17, 1998, among Precise Holding
                   Corporation, Precise Technology, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Fleet National Bank, as agent and Issuing Bank.
  *10.3       --   Consent Agreement dated as of June 9, 1997 among Precise Technology, Inc., Precise Holding
                   Corporation, Sunderland Industrial Holdings Corporation, Hamilton Holdings Ltd. Corporation, John
                   Hancock Mutual Life Insurance Company, Rice Partners II, L.P., Delaware State Employees'
                   Retirement Fund, Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc., and
                   Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc.
  *10.4       --   Securities Purchase Agreement dated March 29, 1996, among Precise Holding Corporation, Precise
                   Technology, Inc., Delaware State Employees' Retirement Fund, Declaration of Trust for Defined
                   Benefit Plans of Zeneca Holdings Inc., and Declaration of Trust for Defined Benefit Plans of ICI
                   American Holdings Inc.
  *10.5       --   Note Purchase Agreement dated as of March 29, 1996, among Precise Technology, Inc., John Hancock
                   Mutual Life Insurance Company and Rice Partners II, L.P.

  *10.6       --   Warrant Purchase Agreement dated as of March 29, 1996, among Precise Holding Corporation, Rice
                   Partners II, L.P., John Hancock Mutual Life Insurance Company, Delaware State Employees'
                   Retirement Fund, Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc., and
                   Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc.
  *10.7       --   First Amendment to Warrant Purchase Agreement dated as of June 13, 1997, among Precise Holding
                   Corporation, Rice Partners II, L.P., John Hancock Mutual Life Insurance Company, Delaware State
                   Employees' Retirement Fund, Declaration of Trust for Defined Benefit Plans of Zeneca Holdings
                   Inc., and Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc.
  *10.8       --   Shareholder Agreement dated as of March 29, 1996 among Precise Holding Corporation, Sunderland
                   Industrial Holdings Corporation, Hamilton Holdings Ltd. Corporation, Delaware State Employees'
                   Retirement Fund, Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc.,
                   Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc., John Hancock Mutual
                   Life Insurance Company and Rice Partners II, L.P.
  *10.9       --   First Amendment to Shareholder Agreement dated as of June 13, 1997 among Precise Holding
                   Corporation, Sunderland Industrial Holding Corporation, Hamilton Holdings Ltd. Corporation,
                   Delaware State Employees' Retirement Fund, Declaration of Trust for Defined Benefit Plans of
                   Zeneca Holdings Inc., Declaration of Trust for Defined Benefit Plans of ICI American Holdings
                   Inc., Rice Partners II, L.P. and John Hancock Mutual Life Insurance Company.
  *10.10      --   Tax Allocation and Indemnity Agreement dated as of June 11, 1997 by and among Sunderland
                   Industrial Holdings Corporation, Precise Holding Corporation, and Precise Technology, Inc. and its
                   direct and indirect subsidiaries.
  *10.11      --   Amended and Restated Management Agreement, dated as of June 13, 1997 between Precise Technology,
                   Inc. and Mentmore Holdings Corporation.
  *10.12      --   Sunderland Industrial Holdings Corporation 1997 Key Employee Nonqualified Stock Option Plan dated as of April 24, 1997.
  *10.13      --   Nonqualified Stock Option Agreement dated as of April 24, 1997 between Sunderland Industrial
                   Holdings Corporation and John R. Weeks.
  *10.14      --   Nonqualified Stock Option Agreement dated as of April 24, 1997 between Sunderland Industrial
                   Holdings Corporation and Michael M. Farrell.
  +10.15      --   Memorandum of Agreement dated August 8, 1995 between The Procter & Gamble Manufacturing Company and Tredegar Molded Products Company.
  *21.1       --   Subsidiaries of the Registrants.
   27.1       --   Financial Data Schedule.

------------------

* Filed with Registration No. 333-32041 and incorporated herein by reference.

+ Confidential treatment requested for a portion of this exhibit previously filed with Registration No. 333-32041 and incorporated herein by reference.

                   PRECISE TECHNOLOGY, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       PAGE NUMBER
                                                                                                           OR
                                                                                                        REFERENCE
                                                                                                       -----------

                                               PART I

Report of Independent Accountants...................................................................        31

Consolidated Balance Sheets.........................................................................        32

Consolidated Statements of Income...................................................................        33

Consolidated Statement of Stockholder's (Deficit) Equity............................................        34

Consolidated Statements of Cash Flows...............................................................        35

Notes to the Consolidated Financial Statements......................................................        37

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Precise Technology, Inc.

We have audited the accompanying consolidated balance sheets of Precise Technology, Inc. (a wholly owned subsidiary of Precise Holding Corporation) as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholder's equity and cash flows for each of three years in the period then ended. Our audit also includes the financial statement schedule listed in the index at item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precise Technology, Inc. as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
March 26, 1998

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION)
                          CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                      --------------------------
                                                                                         1997           1996
                                                                                      -----------    -----------
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................................................   $   560,059    $ 1,310,564
  Accounts receivable, net.........................................................    12,944,644     13,121,818
  Inventories......................................................................     5,855,709      9,856,257
  Prepaid expenses and other.......................................................       131,912        440,356
  Deferred income taxes............................................................       989,341      1,496,164
  Assets held for sale.............................................................            --        900,000
                                                                                      -----------    -----------
Total current assets...............................................................    20,481,665     27,125,159
Property, plant and equipment, net.................................................    44,830,561     42,063,423
Intangible and other assets, net...................................................    28,326,706     29,870,714
                                                                                      -----------    -----------
  Total assets.....................................................................   $93,638,932    $99,059,296
                                                                                      -----------    -----------
                                                                                      -----------    -----------

                  LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
CURRENT LIABILITIES:
  Line of credit...................................................................   $        --    $   300,000
  Current maturities of long-term debt.............................................     5,882,842      7,641,105
  Accounts payable.................................................................     5,805,598      6,896,159
  Accrued liabilities..............................................................     2,459,532      4,865,381
  Tooling deposits.................................................................     1,552,200      2,063,833
                                                                                      -----------    -----------
  Total current liabilities........................................................    15,700,172     21,766,478
Long-term debt, less current maturities............................................    86,868,663     56,570,692
Deferred income taxes..............................................................     1,431,162      5,189,259
Payable to Sunderland..............................................................            --        330,000
Commitments and contingencies......................................................            --             --
Redeemable preferred stock.........................................................            --      8,250,000

Stockholder's (deficit) equity:
  Common stock, no par value; 1,000 shares authorized, and 1 share and 125 shares issued and outstanding at December 31, 1997
     and 1996, respectively........................................................         1,000      3,315,617
  Additional paid-in-capital.......................................................     3,554,711      3,554,711
  Minimum pension liability........................................................      (204,172)            --
  Retained (deficit) earnings......................................................   (13,712,604)        82,539
                                                                                      -----------    -----------
  Total stockholder's (deficit) equity.............................................   (10,361,065)     6,952,867
                                                                                      -----------    -----------

  Total liabilities and stockholder's (deficit) equity.............................   $93,638,932    $99,059,296
                                                                                      -----------    -----------
                                                                                      -----------    -----------

                             See accompanying notes
                                       32

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION)
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                               YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------------
                                                                          1997           1996           1995
                                                                      ------------    -----------    -----------
Net sales..........................................................   $100,736,800    $93,289,323    $33,542,305
Cost of sales......................................................     82,731,939     76,477,016     25,876,623
                                                                      ------------    -----------    -----------
Gross profit.......................................................     18,004,861     16,812,307      7,665,682
Selling, general, and administrative...............................      8,980,201      7,262,187      4,454,271
Plant closure costs................................................         68,915        670,600             --
Amortization of intangible assets..................................      1,223,772      1,042,533         37,013
                                                                      ------------    -----------    -----------
Operating income...................................................      7,731,973      7,836,987      3,174,398
Other expense (income):
  Interest expense.................................................      8,770,734      6,131,234        810,174
  Other............................................................        873,565        (25,423)       147,866
                                                                      ------------    -----------    -----------
(Loss) income before income taxes and extraordinary item...........     (1,912,326)     1,731,176      2,216,358
Provision for income taxes.........................................        228,000      1,264,854        941,426
                                                                      ------------    -----------    -----------
Net (loss) income before extraordinary item........................     (2,140,326)       466,322      1,274,932
Extraordinary item, net of tax.....................................     (4,840,500)            --             --
                                                                      ------------    -----------    -----------
Net (loss) income..................................................   $ (6,980,826)   $   466,322    $ 1,274,932
                                                                      ------------    -----------    -----------
                                                                      ------------    -----------    -----------

                             See accompanying notes
                                       33

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION) CONSOLIDATED STATEMENTS OF STOCKHOLDER'S (DEFICIT) EQUITY

                          PREFERRED STOCK
                               9 1/2%              COMMON STOCK       ADDITIONAL    MINIMUM      RETAINED
                        --------------------   --------------------    PAID-IN      PENSION     (DEFICIT)
                        SHARES     AMOUNT      SHARES     AMOUNT       CAPITAL     LIABILITY     EARNINGS        TOTAL
                        ------   -----------   ------   -----------   ----------   ---------   ------------   ------------
Balance at
  December 31, 1994...    331    $ 3,314,617       1    $     1,000   $1,649,000   $(164,570)  $   (405,103)  $  4,394,944
  Dividends...........     --             --      --             --           --          --       (314,889)      (314,889)
  Minimum pension
    liability, net of
    tax...............     --             --      --             --           --      44,826             --         44,826
  Net income..........     --             --      --             --           --          --      1,274,932      1,274,932
                        ------   -----------   ------   -----------   ----------   ---------   ------------   ------------

Balance at
  December 31, 1995....   331      3,314,617       1          1,000    1,649,000    (119,744)       554,940      5,399,813
  Capital
    contributions.....     --             --      --             --      750,000          --             --        750,000
  Exchange of stock...   (331)    (3,314,617)    124      3,314,617           --          --             --             --
  Dividends...........     --             --      --             --           --          --       (938,723)      (938,723)
  Minimum pension
    liability, net of
    tax...............     --             --      --             --           --     119,744             --        119,744
  Discounts related to
    warrants, net of
    tax...............     --             --      --             --    1,155,711          --             --      1,155,711
  Net income..........     --             --      --             --           --          --        466,322        466,322
                        ------   -----------   ------   -----------   ----------   ---------   ------------   ------------

Balance at
  December 31, 1996...     --             --     125      3,315,617    3,554,711          --         82,539      6,952,867
  Redemption of
    stock.............     --             --    (124)    (3,314,617)          --          --             --     (3,314,617)
  Dividends...........     --             --      --             --           --          --     (6,814,317)    (6,814,317)
  Minimum pension
    liability, net of
    tax...............     --             --      --             --           --    (204,172)            --       (204,172)
  Net loss............     --             --      --             --           --          --     (6,980,826)    (6,980,826)
                        ------   -----------   ------   -----------   ----------   ---------   ------------   ------------

Balance at
  December 31, 1997...     --    $        --       1    $     1,000   $3,554,711   $(204,172)  $(13,712,604)  $(10,361,065)
                        ------   -----------   ------   -----------   ----------   ---------   ------------   ------------
                        ------   -----------   ------   -----------   ----------   ---------   ------------   ------------


                             See accompanying notes
                                       34

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                          1997           1996           1995
                                                                       -----------    -----------    -----------
OPERATING ACTIVITIES
Net (loss) income...................................................   $(6,980,826)   $   466,322    $ 1,274,932
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Extraordinary item, net of tax.................................     4,840,500             --             --
     Depreciation and amortization..................................     6,715,713      5,353,253      1,445,953
     Amortization of original issue discount and
       financing fees...............................................       701,717        669,945             --
     Loss (gain) on sale of equipment...............................       461,102        (36,628)       140,637
     Provision for loss on sale of Rochester plant..................            --        301,000             --
     Deferred income taxes..........................................      (119,990)       348,388        527,426
     Changes in assets and liabilities:
       Accounts receivable..........................................       474,710      3,021,575        800,300
       Inventories..................................................     4,000,548       (418,504)       (79,888)
       Prepaids and other assets....................................       125,987        367,405        265,428
       Accounts payable.............................................    (1,090,561)      (808,771)      (460,851)
       Tooling deposits.............................................      (511,633)       350,107       (213,853)
       Accrued liabilities..........................................    (2,152,856)       (11,997)      (530,181)
                                                                       -----------    -----------    -----------
Net cash provided by operating activities...........................     6,464,411      9,602,095      3,169,903

INVESTING ACTIVITIES
Capital expenditures................................................    (4,949,685)    (2,175,425)    (1,045,756)
Proceeds from sale of fixed assets..................................     1,460,000        346,481         47,758
Net cash used in business acquisitions..............................            --    (63,801,356)            --
                                                                       -----------    -----------    -----------
Net cash used in investing activities...............................    (3,489,685)   (65,630,300)      (997,998)

FINANCING ACTIVITIES
Borrowings on revolving line of credit..............................    23,600,000     25,941,687     34,981,655
Payments on revolving line of credit................................   (15,400,000)   (27,925,934)   (35,166,657)
Proceeds from bond issuance.........................................    75,000,000             --             --
Repayment of long-term debt.........................................   (61,572,352)    (7,605,189)    (1,902,301)
Prepayment of debt premiums.........................................    (2,398,940)            --             --
Payment of financing costs..........................................    (4,575,005)    (4,743,748)            --
Redemption of common stock..........................................    (3,314,617)            --             --
Redemption of preferred stock.......................................    (8,250,000)            --             --
Dividends paid on common and preferred stock........................    (6,814,317)      (938,723)      (314,889)
Proceeds from senior term notes.....................................            --     40,000,000             --
Proceeds from senior subordinated notes.............................            --     20,000,000             --
Proceeds from issuance of preferred stock...........................            --      8,250,000             --
Proceeds from term note.............................................            --      3,585,000        200,000

Capital contribution................................................            --        750,000             --
                                                                       -----------    -----------    -----------
Net cash (used in) provided by financing activities.................    (3,725,231)    57,313,093     (2,202,192)
                                                                       -----------    -----------    -----------
Net (decrease) increase in cash.....................................      (750,505)     1,284,888        (30,287)
Cash at beginning of period.........................................     1,310,564         25,676         55,963
                                                                       -----------    -----------    -----------
Cash at end of period...............................................   $   560,059    $ 1,310,564    $    25,676
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION)
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)

                                                                                YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                          1997           1996           1995
                                                                       -----------    -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Interest (including $170,620, $0 and $16,866 capitalized
       in 1997, 1996 and 1995, respectively)........................   $ 7,969,133    $ 5,197,957    $   828,857
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------
     Income taxes...................................................   $   774,067    $   773,528    $   293,582
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Capital lease agreements for equipment............................   $ 4,810,001    $ 4,200,501    $   535,812
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------
  Assets acquired and liabilities assumed in
     connection with acquisitions:
       Fair value of assets acquired................................   $        --    $81,200,112    $        --
       Liabilities assumed..........................................            --     12,248,954             --
                                                                       -----------    -----------    -----------
       Cash paid....................................................            --     68,951,158             --
       Less fees and expenses.......................................            --     (4,743,748)            --
       Less cash acquired...........................................            --       (406,054)            --
                                                                       -----------    -----------    -----------
       Net cash paid for acquisitions...............................   $        --    $63,801,356    $        --
                                                                       -----------    -----------    -----------
                                                                       -----------    -----------    -----------

                             See accompanying notes

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

  ORGANIZATION AND ACTIVITIES

     The accompanying consolidated financial statements include the accounts of Precise Technology, Inc. (Company) and its wholly owned subsidiaries. Significant intercompany transactions have been eliminated.

     The Company is a wholly owned subsidiary of Precise Holding Corporation (Precise Holding) which is a majority-owned subsidiary of Sunderland Industrial Holdings Corporation (Sunderland).

     The Company is a full-service custom injection molder of highly engineered, close tolerance, precision plastic products. The Company also has extensive mold manufacturing capabilities. The Company's marketing focus is to service a diverse base of original equipment manufacturers in the health care, packaging, and consumer/industrial markets. The Company has ten facilities located throughout the Eastern and Midwestern United States.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of 90 days or less at the time of original purchase to be cash equivalents.

  INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. Market is net realizable value.

  REVENUE RECOGNITION

     Finished Products--Revenue from product sales is recognized at the time products are shipped.

     Tolling and Dies--Cost of tooling and dies purchased or produced are included in inventory. Tooling deposits represent progress billings related to the manufacture of tools and dies for customers. Income from contracts for the manufacture of customer tooling is accounted for under the completed-contract method of accounting, which recognizes revenue upon completion of contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Contracts are considered substantially complete upon acceptance by the customer.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method based on estimated useful lives, as follows:


Building and improvements..............................................   5-40 years
Machinery and equipment................................................   3-10 years

     Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease. Expenses for repairs, maintenance and renewals are charged to operations as incurred. Expenditures which improve an asset or extend its useful life are capitalized.

  INTANGIBLES

     Goodwill--Goodwill represents the excess of amounts paid and liabilities assumed over the fair value of identifiable tangible and intangible assets acquired. This amount is amortized using the straight-line method over a period of 25 years. The Company evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluation considers projected future operating results, trends and other circumstances.

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1. ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES--(CONTINUED)

When factors indicate that goodwill could be impaired, the Company uses an estimate of the related business' undiscounted future cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable. If such an analysis indicates that impairment has occurred, the Company adjusts the book value of the goodwill to fair value.

     Deferred Financing Cost--Deferred financing costs relate to the costs of obtaining financing. These costs are being amortized over the period related to the loans outstanding.

     Noncompete Agreements--Noncompete agreements relate to contracts executed in conjunction with the acquisitions. Such agreements are being amortized over the life of the contracts.

  INCOME TAXES

     The Company is a member of a controlled group of companies. As such, annual elections are made to share credits and exemptions as allowed under federal income tax laws. Deferred taxes are provided for the tax consequences of temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. ACCOUNTS RECEIVABLE AND SIGNIFICANT CUSTOMERS

     Accounts receivable are presented net of allowance for doubtful accounts of approximately $85,000 and $60,000 as of December 31, 1997 and 1996, respectively. Management continually evaluates it's accounts receivable and adjusts it's allowance for doubtful accounts for changes in potential credit risk. For the year ended December 31, 1997, sales to one customer accounting for 10% or more of net sales were $21,337,000. For the year ended December 31, 1996, sales to two customers accounting for 10% or more of net sales were $14,085,000 and $12,263,000. For the year ended December 31, 1995, sales to two customers accounting for 10% or more of net sales were $10,106,000 and $3,643,000. The Company does not require collateral for its trade accounts receivable and maintains an allowance for doubtful accounts.

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3. INVENTORIES

     The major components of inventories were as follows:

                                                                         DECEMBER 31,
                                                                  --------------------------
                                                                     1997           1996
                                                                  -----------    -----------
Finished products..............................................   $ 1,679,131    $ 2,971,774
Raw materials..................................................     2,349,130      4,208,211
Tooling and dies...............................................     1,827,448      2,676,272
                                                                  -----------    -----------
                                                                  $ 5,855,709    $ 9,856,257
                                                                  -----------    -----------
                                                                  -----------    -----------

4. PROPERTY, PLANT AND EQUIPMENT

                                                                         DECEMBER 31,
                                                                  --------------------------
                                                                     1997           1996
                                                                  -----------    -----------
Land...........................................................   $ 2,193,750    $ 2,193,750

Buildings and leasehold improvements...........................     9,534,416     10,229,961
Machinery and equipment........................................    45,297,145     37,503,277
                                                                  -----------    -----------
                                                                   57,025,311     49,926,988
Accumulated depreciation and amortization......................   (12,194,750)    (7,863,565)
                                                                  -----------    -----------
Net property, plant and equipment..............................   $44,830,561    $42,063,423
                                                                  -----------    -----------
                                                                  -----------    -----------

     Depreciation and amortization expense on property, plant and equipment was approximately $5,513,000, $4,213,000 and $1,154,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

5. INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consisted of the following:

                                                                         DECEMBER 31,
                                                                  --------------------------
                                                                     1997           1996
                                                                  -----------    -----------
Goodwill.......................................................   $25,392,991    $26,010,395
Deferred financing costs.......................................     4,575,005      4,743,748
Noncompete agreements..........................................       556,666        556,666
Intangible pension asset and other.............................       421,539        147,235
                                                                  -----------    -----------
Total..........................................................    30,946,201     31,458,044
Accumulated amortization                                           (2,619,495)    (1,587,330)
                                                                  -----------    -----------
Intangible and other assets, net...............................   $28,326,706    $29,870,714
                                                                  -----------    -----------
                                                                  -----------    -----------

     In connection with the Refinancing Transactions, the Company expensed approximately $3,829,000 of unamortized deferred financing cost, related to the Prior Credit Agreement (see Note 6) and the Retired Note Agreement (see Note 6). Such costs are included in the Company's extraordinary loss, net of tax, for the year ended December 31, 1997. Financing costs incurred in connection with obtaining the 11 1/8% Senior Subordinated Notes ('Notes') and the New Credit Agreement ('NCA') of approximately $4,575,000 have been deferred by the Company as of December 31, 1997 and are being amortized over the period the Notes and the NCA are outstanding.

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


6. LONG-TERM DEBT

                                                                         DECEMBER 31,
                                                                  --------------------------
                                                                     1997           1996
                                                                  -----------    -----------
11 1/8% Senior Subordinated Notes(a)...........................   $75,000,000    $        --
New Credit Agreement(b)........................................     8,500,000             --
Prior Credit Agreement(c):
  Term Note A..................................................            --     21,562,500
  Term Note B..................................................            --     17,500,000
Retired Notes(d)...............................................            --     20,000,000
Other notes(e).................................................       372,170        585,261
Capitalized lease obligations (Note 10)........................     8,879,335      6,366,091
                                                                  -----------    -----------
                                                                   92,751,505     66,013,852
Less:
  Current maturities on long-term debt.........................    (5,882,842)    (7,641,105)
  Unamortized discount on Retired Notes........................            --     (1,802,055)
                                                                  -----------    -----------
                                                                  $86,868,663    $56,570,692
                                                                  -----------    -----------
                                                                  -----------    -----------

  (A) 11 1/8% SENIOR SUBORDINATED NOTES DUE 2007 ('NOTES')

     On June 13, 1997, the Company issued $75,000,000 of Notes. The Company used the proceeds from the issuance of the Notes and approximately $8,200,000 of borrowings under its New Credit Agreement to extinguish certain existing indebtedness, redeem its redeemable preferred stock, repurchase certain shares of its common stock, make a distribution to its Parent, and pay fees and expenses related to these Refinancing Transactions. These Refinancing Transactions resulted in the recording of an extraordinary loss during June 1997 of approximately $4,841,000, net of tax.

     The Notes accrue interest at the rate of 11-1/8% per annum and are payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 1997.

     The Notes are subordinate in right of payment to all existing and future senior indebtedness of the Company and are guaranteed on a senior subordinated basis by all of the Company's subsidiaries.

     The Notes are redeemable at the option of the Company on or after June 15, 2002 at prices decreasing from 105.563% of the principal amount thereof to par on June 15, 2005 and thereafter. The Company is required to redeem the outstanding notes based upon certain events as described in the Note Indenture.


     The Note Indenture requires the Company and its subsidiaries to comply with certain restrictive covenants, including a restriction on dividends and limitations on the incurrence of indebtedness and the issuance of preferred stock.

  (B) NEW CREDIT AGREEMENT ('NCA')

     On June 13, 1997, the Company entered into a $30,000,000 NCA with a financial institution. Borrowings under the NCA may be used to fund the Company's working capital requirements, finance certain permitted acquisitions and general corporate requirements of the Company and pay fees and expenses related to the foregoing. Up to $2,000,000 of the total NCA commitment is available for the issuance of standby letters of credit, which borrowings reduce amounts available under the NCA. The Company is required to pay a .50% fee on the average daily unused portion of the NCA. The Company is also subject to mandatory prepayment terms as described in the NCA. The NCA expires in 2002.

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6. LONG-TERM DEBT--(CONTINUED)

     Borrowings under the NCA accrue interest, at the option of the Company, at either LIBOR (varying from 5.85% to 5.97% at December 31, 1997) plus 2.5% or the financial institution's prime rate (8.5% at December 31, 1997) plus 1.5%.

     The Company has classified approximately $6,000,000 of borrowings under the NCA as long-term as of December 31, 1997 due to its ability and intent to maintain such borrowings on a long-term basis.

     The NCA is guaranteed on a senior basis by the Company's Parent and by all of the Company's subsidiaries and is collateralized by substantially all of the Company's and its subsidiaries' assets. The NCA contains certain covenants which require the Company to maintain leverage ratios, fixed charge and interest coverage ratios and minimum net worth. The NCA further limits capital expenditures, declaration of dividends and other restricted payments, and additional indebtedness. The NCA also restricts the sale or transferring of the Company's assets or capital stock.

  (C) PRIOR CREDIT AGREEMENT ('PCA')

     On March 28, 1996, the Company entered into a $53,000,000 PCA with a financial institution that was comprised of a $13,000,000 revolving line of credit and two term notes (A and B) of $22,500,000 and $17,500,000, respectively.

     The PCA obligations of $37,257,000, including accrued interest of $250,000 were extinguished with the proceeds of the Notes and the NCA on June 13, 1997. The extinguishment required a termination fee of approximately $221,000 which is included in the Company's extraordinary loss, net of tax, for the year ended December 31, 1997.


  (D) RETIRED NOTE AGREEMENT ('RNA')

     On March 29, 1996, the Company issued two $10,000,000 subordinated notes under the RNA. The RNA obligations of $20,000,000 were extinguished with the proceeds of the Notes and the NCA on June 13, 1997. The extinguishment required prepayment premiums of $2,178,000, which are included in extraordinary loss, net of tax, for the year ended December 31, 1997.

     The subordinated note holders also entered into a Warrant Purchase Agreement pursuant to which, in connection with their purchase of the subordinated notes, one note holder acquired one warrant exercisable to purchase 570 shares of Precise Holding common stock and the other note holder acquired two warrants exercisable to purchase 371 and 199 shares of Precise Holding common stock, respectively. The warrants can be exercised at any time up to March 29, 2009 for an exercise price of $.01 per share. The warrants were originally recorded at fair value. The value ascribed to the warrants to purchase the Precise Holding common stock resulted in a discount to the subordinated notes and an addition to paid-in-capital of approximately $1,900,000. The addition to paid-in-capital is net of tax of approximately $744,000. The discount was being amortized over the life of the subordinated notes using the interest method yielding an effective interest rate of 14.12%. The unamortized debt discount of approximately $1,744,000 was expensed at June 13, 1997 in connection with the RNA Extinguishment and is included in the Company's extraordinary loss, net of tax, for the year ended December 31, 1997.

  (E) OTHER NOTES

     The Company has various other notes of approximately $372,000 at December 31, 1997. The notes are payable in monthly installments ranging from $3,756 to $7,697 commencing March 1, 1995 through March 2, 2000. The notes accrue interest at rates varying from 4.8% to 8.15%.

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6. LONG-TERM DEBT--(CONTINUED)

     Five-year maturities of long-term debt are as follows:

                                                                                DEBT OBLIGATIONS
                                                                                ----------------
1998.........................................................................     $  5,882,842
1999.........................................................................        2,706,188
2000.........................................................................        1,740,874
2001.........................................................................          877,648
2002.........................................................................        6,543,953
Thereafter...................................................................       75,000,000

                                                                                ----------------
                                                                                  $ 92,751,505
                                                                                ----------------
                                                                                ----------------

7. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The Company in estimating its fair value disclosures for financial instruments used the following methods and assumptions:

          Cash and cash equivalents--The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

          Long-term debt--The carrying amounts of the Company's borrowings under its short-term revolving credit agreements approximate their fair value. The fair values of the Company's long-term debt are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows:

                                                                   DECEMBER 31,
                                             --------------------------------------------------------
                                                        1997                          1996
                                             --------------------------    --------------------------
                                              CARRYING         FAIR         CARRYING         FAIR
                                               AMOUNT          VALUE         AMOUNT          VALUE
                                             -----------    -----------    -----------    -----------
Cash and cash equivalents.................   $   560,059    $   560,059    $ 1,310,564    $ 1,310,564
Line of credit............................   $        --    $        --    $   300,000    $   300,000
Long-term debt............................   $92,751,505    $92,751,505    $64,211,797    $64,211,797

8. EMPLOYEE BENEFIT PLANS

     The Company sponsors a noncontributory defined benefit pension plan covering all union employees. Benefits are generally based on years of service and benefit rates stated in the plan agreement. The Company made an annual contribution to the plan of at least the minimum funding required by the Employee Retirement Income Security Act of 1974. Pension costs were determined by an independent actuary using the projected unit credit cost method.

     The plan's assets are held an independent trustee and are invested primarily in guaranteed fixed income insurance contracts. The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% and 8.1%, respectively, at December 31, 1997 and 1996. The expected long-term rate of return on plan assets was 8.0% and 8.5% for 1997 and 1996, respectively.

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

8. EMPLOYEE BENEFIT PLANS--(CONTINUED)

     The Company's pension expense for its defined benefit pension plan consists of the following components for the years ended December 31, 1997, 1996 and 1995:

                                                                      DECEMBER 31,
                                                            ---------------------------------
                                                              1997        1996        1995
                                                            --------    --------    ---------
Service cost for benefits earned during the year.........   $ 32,464    $ 34,515    $  48,665
Interest cost on projected benefit obligation............     88,291      82,964      112,397
Actual return on plan assets.............................    (95,752)    (88,642)    (126,099)
Net amortization and deferral............................     14,120      15,266       14,527
                                                            --------    --------    ---------
Net periodic pension cost................................   $ 39,123    $ 44,103    $  49,490
                                                            --------    --------    ---------
                                                            --------    --------    ---------

     The following sets forth the funded status of the Company's defined benefit plan and amounts recognized in the accompanying balance sheets as of December 31:

                                                                       1997           1996
                                                                    -----------    ----------
Vested benefit obligation........................................   $ 1,261,094    $1,056,958
                                                                    -----------    ----------
Accumulated benefit obligation (ABO).............................     1,324,244     1,113,079
Plan assets at estimated fair value..............................     1,215,615     1,119,555
                                                                    -----------    ----------
Plan assets (less than) in excess of ABO.........................      (108,629)        6,476
Unrecognized net loss............................................       340,286       196,344
Unrecognized prior service cost..................................        89,835        97,795
Minimum liability adjustment.....................................      (430,121)           --
                                                                    -----------    ----------
Prepaid pension asset (pension liability)........................   $  (108,629)   $  300,615
                                                                    -----------    ----------
                                                                    -----------    ----------

     In addition, the Company sponsors a defined contribution 401(k) plan which covers substantially all non-union employees at the Tredegar and Unity facilities. Under the terms of the 401(k), the Company matches 25% of employees' contributions up to 6% of employees' salaries. Contributions made by the Company to the defined contribution 401(k) plan were approximately $146,000 and $69,000 for the years ended December 31, 1997 and 1996, respectively.

     The Company also sponsors a defined contribution 401(k) plan which covers substantially all non-union employees at the other Company facilities. Under the terms of the 401(k) plan, the Company matches 50% of employees' contributions up to 5% of employee salary, and provides a discretionary contribution of 3.5% of eligible employees' salaries to the plan, for a combined total of up to 6% of eligible employees' earnings. Contributions made by the Company to the defined contribution 401(k) plan were approximately $343,000, $329,000 and 257,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9. INCOME TAXES

     Income tax expense consisted of the following for the years ended December 31:

                                                            1997         1996         1995
                                                          --------    ----------    --------
Current:
  Federal..............................................   $     --    $  586,466    $275,000
  State................................................    349,000       330,000     139,000
                                                          --------    ----------    --------
                                                           349,000       916,466     414,000
Deferred:
  Federal..............................................   (398,000)      412,388     472,569
  State................................................    277,000       (64,000)     54,857
                                                          --------    ----------    --------
                                                          (121,000)      348,388     527,426
                                                          --------    ----------    --------
                                                          $228,000    $1,264,854    $941,426
                                                          --------    ----------    --------
                                                          --------    ----------    --------

     A reconciliation of U.S. income tax computed at the statutory rate and actual expense is as follows for the years ending December 31:

                                                            1997          1996         1995
                                                          ---------    ----------    --------

Amount computed at statutory rate......................   $(650,000)   $  589,000    $754,000
State and local taxes less applicable federal
  income tax...........................................     413,000       156,000     212,000
Goodwill and other amortization........................     386,000       367,000          --
Other..................................................      79,000       152,854     (24,574)
                                                          ---------    ----------    --------
                                                          $ 228,000    $1,264,854    $941,426
                                                          ---------    ----------    --------
                                                          ---------    ----------    --------

     The components of net deferred tax assets and liabilities at December 31 are as follows:

                                                                        1997          1996
                                                                     ----------    ----------
Deferred tax assets:
  Receivables.....................................................   $  120,937    $  111,271
  Inventory.......................................................       73,363       257,345
  Accrued expenses................................................    1,105,793     1,529,244
  Related party financing costs...................................      280,906            --
  Plant closing costs.............................................      331,750       643,006
  Federal net operating losses....................................    2,676,085            --
  State net operating losses......................................           --       191,969
  Pension.........................................................      118,534       142,519
  AMT credit carryforward.........................................       93,000        33,433
  Other...........................................................      121,770            --
                                                                     ----------    ----------
Total deferred tax assets.........................................    4,922,138     2,908,787
Deferred tax liabilities:
  Inventory.......................................................      170,998       124,021
  Property, plant and equipment...................................    5,192,928     5,741,059
  Debt discount...................................................           --       736,802
                                                                     ----------    ----------
Total deferred tax liabilities....................................    5,363,926     6,601,882
                                                                     ----------    ----------
Net deferred tax liabilities......................................   $  441,788    $3,693,095
                                                                     ----------    ----------
                                                                     ----------    ----------

     The Company had net operating losses for federal income tax purposes at December 31, 1997 of approximately $7,871,000.

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


10. COMMITMENTS AND CONTINGENCIES

  (A) LEASE COMMITMENTS

     The Company leases certain production and office equipment and vehicles. These leases are subject to renewal options for varying periods. Future minimum payments under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following as of December 31, 1997:

                                                                      CAPITAL      OPERATING
                                                                      LEASES         LEASES
                                                                    -----------    ----------
1998.............................................................   $ 3,830,426    $1,633,958
1999.............................................................     2,901,008     1,615,722
2000.............................................................     1,937,509       640,520
2001.............................................................       979,702       458,097
2002.............................................................       564,622       189,335
Thereafter.......................................................            --       172,393
                                                                    -----------    ----------
Total minimum lease payments.....................................   $10,213,267    $4,710,025
                                                                                   ----------
                                                                                   ----------
Less amounts representing interest...............................    (1,333,932)
                                                                    -----------
                                                                    -----------
Present value of net minimum lease payments......................     8,879,335
Less current maturities of capital lease obligations.............    (3,224,576)
                                                                    -----------
Capital lease obligations........................................   $ 5,654,759
                                                                    -----------
                                                                    -----------

     The Company has two lease lines of credit in the amounts of approximately $3,388,000 and $2,000,000, which expire on February 20, 1998 and April 30, 1998, respectively. These lease lines of credit are available to support the Company's capital expenditures for certain machinery and equipment. As of December 31, 1997, the Company had approximately $2,736,000 of borrowings outstanding under the $3,388,000 lease line, and $0 of borrowings outstanding under the $2,000,000 lease line.

     Operating lease expense under such arrangements was approximately $1,606,000, $1,220,000 and $413,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Capital leases are as follows:

                                                       1997           1996           1995

                                                    -----------    -----------    -----------
Machinery and equipment..........................   $13,451,000    $ 8,656,000    $ 4,541,000
Leasehold improvements...........................       225,000        799,000        799,000
                                                    -----------    -----------    -----------
                                                     13,676,000      9,455,000      5,340,000
Accumulated amortization.........................    (2,622,000)    (1,547,000)    (1,010,000)
                                                    -----------    -----------    -----------
                                                    $11,054,000    $ 7,908,000    $ 4,330,000
                                                    -----------    -----------    -----------
                                                    -----------    -----------    -----------

     Amortization expense related to capitalized leases was approximately $1,073,000, $749,000 and $576,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

  (B) LITIGATION

     The Company is involved from time to time in lawsuits that arise in the normal course of business. The Company actively and vigorously defends all lawsuits. Management believes that there are no lawsuits that will have a material affect on the Company's financial position.

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

  (C) COLLECTIVE BARGAINING AGREEMENT

     Approximately 5% of the Company's employees are covered under a collective bargaining agreement which expired on February 2, 1998. The Company is currently in negotiations with the collective bargaining unit, however, no assurances can be given as to the effect the negotiations will have on The Company's results of operations.

11. REDEEMABLE PREFERRED STOCK

     Redeemable Preferred Stock consists of the following as of December 31:

                                                                          1997        1996
                                                                         ------    ----------
Series A cumulative exchangeable preferred stock, no par value; 575
  shares authorized, issued and outstanding...........................   $   --    $5,750,000
Series B cumulative redeemable preferred stock, $10,000 stated value;
  250 shares authorized, issued and outstanding.......................       --     2,500,000
                                                                         ------    ----------

                                                                         $   --    $8,250,000
                                                                         ------    ----------
                                                                         ------    ----------

     Effective March 29, 1996 in connection with the Tredegar acquisition, the Company authorized and issued 575 shares of Series A cumulative exchangeable preferred stock without par value (Series A preferred stock) for consideration of $5,750,000 (liquidation preference $10,000 per share). The Series A preferred stock was redeemed with the proceeds of the Notes and the NCA on June 13, 1997.

     In connection with their purchase of Series A preferred stock, the stockholders also purchased 250 shares of Precise Holding common stock and $.01 per share warrants to acquire 575 shares of common stock for an aggregate consideration of $750,000. The warrants can be exercised at any time through March 29, 2006. The $750,000 was subsequently contributed to the Company as a capital contribution by Precise Holding.

     Effective March 29, 1996 in connection with the Tredegar acquisition, the Company authorized and issued 250 shares of Series B cumulative redeemable preferred stock (Series B stock) for consideration of $2,500,000 with a stated value of $10,000 per share (liquidation preference) under a securities purchase agreement. The Series B stock was redeemed with the proceeds of the Notes and the NCA on June 13, 1997.

12. RELATED PARTY TRANSACTION

     The sole executive officers and directors of Mentmore are Richard L. Kramer and William L. Remley who are also directors of the Company. Mentmore provides management services to Precise and its subsidiaries pursuant to the Management Agreement dated March 15, 1996, as amended (the 'Management Agreement'), between Precise and Mentmore. Pursuant to the Management Agreement, Mentmore provides the Company with general management, advisory and consulting services with respect to the Company's business and with respect to such to such other matters as the Company may reasonably request from time to time, including, without limitation, strategic planning, financial planning, business acquisition and general business development services. The Company paid Mentmore fees of $675,000, $450,000, $300,000 for the years ended December 31, 1997, 1996 and
1995, respectively, for management and other advisory services and reimbursed Mentmore for certain expenses incurred in connection with the rendering of such services.

     The Company paid the law firm of Richard C. Hoffman, P.C., whose principal is a director of the Company, approximately $5,000 and $257,000 in legal fees for the years ended December 31, 1997 and 1996. During this period, Mr. Hoffman served as Vice President and General Counsel of Mentmore.

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

12. RELATED PARTY TRANSACTION--(CONTINUED)


     The Company paid the law firm of Michael D. Schenker, Co. L.P.A. whose principal is an officer of Mentmore, a total of approximately $300,000 in legal fees for the year ended December 31, 1997.

     In April of 1997, two of the Company's executive officers were granted options to purchase an aggregate of 1,900 shares of Sunderland common stock at an exercise price of $1,500 per share, pursuant to nonqualified stock option agreements (the 'Option Agreements'). The exercise price was derived from a formula based upon the fair market value of Sunderland's common stock at the date of the grant. The majority of the options (1,600 shares) are exercisable over a three-year period following the grant date. The remainder of the options are exercisable in 25% increments based upon the attainment of a certain annual operating target as defined in the Option Agreements, for Sunderland's year ended December 31, 1997 through 2000.

13. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS

     The Company's payment obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, the 'Subsidiary Guarantees') by Precise Technology of Delaware, Inc., Precise Technology of Illinois, Inc., Precise TMP, Inc., Precise Polestar, Inc., and Massie Tool, Mold and Die, Inc. each a direct or indirect wholly-owned subsidiary of the Company and each a 'Guarantor.' These subsidiaries represent substantially all of the operations of the Company conducted in the United States. In accordance with previous positions taken by the Securities and Exchange Commission, the following summarized financial information illustrates the composition of the combined Guarantors. Separate complete financial statements of the respective Guarantors are not presented because management has determined that they would not provide additional material information that would be useful in assessing the financial composition of the Guarantors. No single Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in the event of a default on its Subsidiary Guarantee other than its subordination to senior indebtedness described in Note 4. The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions.

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

13. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS--(CONTINUED)

                   SUMMARIZED COMBINED FINANCIAL INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                     GUARANTOR                      CONSOLIDATED
                                                       PARENT       SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                    ------------    ------------    ------------    ------------

Current asets....................................   $  4,289,403    $ 58,060,662    $(41,868,400)   $ 20,481,665
Non-current assets...............................     84,584,952      57,404,221     (68,831,906)     73,157,267
Current liabilities..............................     37,819,081      19,749,491     (41,868,400)     15,700,172
Non-current liabilities..........................     83,990,371       4,309,454              --      88,299,825
Net sales........................................     17,144,490      84,084,037        (491,727)    100,736,800
Gross profit.....................................      3,269,570      14,735,291              --      18,004,861
(Loss) income from continuing operations before
  extraordinary item.............................     (1,011,772)       (900,554)             --      (1,912,326)
Net (loss) income................................    (15,926,317)      8,945,491              --      (6,980,826)

                   SUMMARIZED COMBINED FINANCIAL INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                     GUARANTOR                      CONSOLIDATED
                                                       PARENT       SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                    ------------    ------------    ------------    ------------
Current assets...................................   $  7,819,929    $ 37,740,086    $(18,434,856)   $ 27,125,159
Non-current assets...............................     77,685,619      63,080,424     (68,831,906)     71,934,137
Current liabilities..............................     24,234,441      15,966,893     (18,434,856)     21,766,478
Non-current liabilities..........................     56,172,400       5,917,551              --      62,089,951
Redeemable preferred stock.......................      8,250,000              --              --       8,250,000
Net sales........................................     23,660,460      71,003,843      (1,374,980)     93,289,323
Gross profit.....................................      5,684,712      11,127,595              --      16,812,307
Net (loss) income................................     (7,953,397)      8,419,719              --         466,322

                   SUMMARIZED COMBINED FINANCIAL INFORMATION
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                     GUARANTOR                      CONSOLIDATED
                                                       PARENT       SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                    ------------    ------------    ------------    ------------
Net sales........................................   $ 25,079,156    $  8,463,149              --    $ 33,542,305
Gross profit.....................................      5,351,248       2,314,434              --       7,665,682
Net (loss) income................................       (184,674)      1,459,606              --       1,274,932

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table sets forth selected financial information for each of the fiscal quarters during years ended December 31, 1997 and 1996 (dollars in thousands):

                                                                        DECEMBER 31, 1997
                                                     --------------------------------------------------------
                                                     1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                                     -----------    -----------    -----------    -----------
Net sales.........................................     $26,325        $25,470        $24,616        $24,326
Gross profit......................................       4,712          4,215          4,471          4,607
Income/(loss) before extraordinary item,
  net of tax......................................         150         (1,502)          (455)          (333)
Net income / (loss)...............................         150         (6,343)          (455)          (333)


                                                                        DECEMBER 31, 1996
                                                     --------------------------------------------------------
                                                     1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                                     -----------    -----------    -----------    -----------
Net sales.........................................     $ 9,089        $28,253        $28,397        $27,550
Gross profit......................................       1,933          4,652          4,489          5,738
Net income / (loss)...............................         287             71           (159)           267

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF NORTH VERSAILLES, STATE OF PENNSYLVANIA, AS OF MARCH 31, 1998.

                                          PRECISE TECHNOLOGY, INC.

                                          By:          /s/ JOHN R. WEEKS
                                             -----------------------------------
                                                        John R. Weeks
                                               President and Chief Executive
                                                         Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND AS OF THE DATES INDICATED.

                SIGNATURE                                      TITLE                             DATE
------------------------------------------  -------------------------------------------   -------------------

          /s/ RICHARD L. KRAMER             Chairman of the Board of Directors,            March 31, 1998
------------------------------------------  Secretary and Director
            Richard L. Kramer

          /s/ WILLIAM L. REMLEY             Vice Chairman, Treasurer and Director          March 31, 1998
------------------------------------------  (principal financial and accounting
            William L. Remley               officer)

            /s/ JOHN R. WEEKS               President and Chief Executive Officer          March 31, 1998
------------------------------------------
              John R. Weeks

                            PRECISE TECHNOLOGY INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                    COL. A                         COL. B              COL. C              COL. D            COL. E
                                                              ADDITIONS
                                                 ------------------------------------
                                                                  (1)          (2)
                                                                CHARGED      CHARGED
                                                 BALANCE AT    TO COSTS     TO OTHER
                                                 BEGINNING        AND       ACCOUNTS     DEDUCTIONS--      BALANCE AT
                                                 OF PERIOD     EXPENSES     --DESCRIBE    DESCRIBE        END OF PERIOD
                                                 ----------    ---------    ---------    -----------      -------------
YEAR ENDED DECEMBER 31, 1997:
Deducted from asset accounts:
  Allowance for doubtful accounts.............    $  60,000     $25,000        $--        $      --         $  85,000
                                                 ----------    ---------       ---       -----------      -------------
                                                 ----------    ---------       ---       -----------      -------------

YEAR ENDED DECEMBER 31, 1996:
Deducted from asset accounts:
  Allowance for doubtful accounts.............    $ 100,000     $    --        $--        $ (40,000)(1)     $  60,000
                                                 ----------    ---------       ---       -----------      -------------
                                                 ----------    ---------       ---       -----------      -------------

YEAR ENDED DECEMBER 31, 1995:
Deducted from asset accounts:
  Allowance for doubtful account..............    $ 148,000     $    --        $--        $ (48,000)(2)     $ 100,000
                                                 ----------    ---------       ---       -----------       ----------
                                                 ----------    ---------       ---       -----------       ----------

------------------

(1) Adjustment of allowance as a results of changing circumstances

(2) Adjustment of allowance as a result of changed circumstances ($30,000) and uncollectible accounts written off, net of recoveries ($18,000).

                    PRECISE TECHNOLOGY INC. AND SUBSIDIARIES
                       RATIO OF EARNINGS TO FIXED CHARGES
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, 1995, 1994, AND 1993
                             (DOLLARS IN THOUSANDS)

                                                                               YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------------
                                                                    1993      1994      1995      1996      1997
                                                                   ------    ------    ------    ------    -------
Earnings before fixed charges:
  Net income (loss).............................................   $  421    $  950    $1,275    $  466    $(6,981)
  Extraordinary item, net of tax................................       --        --        --        --      4,841
  Provision for income taxes....................................       66       574       941     1,265        228
                                                                   ------    ------    ------    ------    -------
Income (loss) before income taxes...............................      487     1,524     2,216     1,731     (1,912)
Interest expense................................................      706       956       810     6,131      8,771
Interest portion of rental expenses.............................       88       124       103       304        390
Current period interest
  Amortization of interest capitalized in prior periods.........       --        --         2         2          2
                                                                   ------    ------    ------    ------    -------
Earnings before fixed charges...................................    1,281     2,604     3,131     8,168      7,251
                                                                   ------    ------    ------    ------    -------
Fixed Charges
  Interest expense..............................................      706       956       810     6,131      8,771
  Interest portion of rental expenses...........................       88       124       103       304        390
  Interest capitalized during the period........................       --        17        --        --        171
                                                                   ------    ------    ------    ------    -------
  Total fixed charges...........................................      794     1,097       913     6,435      9,332
Excess (Deficiency) of earnings to fixed charges................   $  487    $1,507    $2,218    $1,733    $(2,081)
                                                                   ------    ------    ------    ------    -------
                                                                   ------    ------    ------    ------    -------
Ratio of Earnings to fixed charges..............................     1.6x      2.4x      3.4x      1.3x       0.8x
                                                                   ------    ------    ------    ------    -------
                                                                   ------    ------    ------    ------    -------

                                LIST OF EXHIBITS

EXHIBIT                                                                                                   SEQUENTIAL
NUMBER    DESCRIPTION                                                                                      PAGE NO.
------    ---------------------------------------------------------------------------------------------   ----------
 *3.1       --  Amended and Restated Certificate of Incorporation of Precise Technology, Inc.
 *3.2       --  Bylaws of Precise Technology, Inc.
 *3.3       --  Certificate of Incorporation of Precise Technology of Delaware, Inc.
 *3.4       --  Bylaws of Precise Technology of Delaware, Inc.
 *3.5       --  Certificate of Incorporation of Precise Technology of Illinois, Inc.
 *3.6       --  Bylaws of Precise Technology of Illinois, Inc.
 *3.7       --  Articles of Incorporation of Precise TMP, Inc.
 *3.8       --  Amended and Restated Bylaws of Precise TMP, Inc.
 *3.9       --  Certificate of Incorporation of Precise Polestar, Inc.
 *3.10      --  Bylaws of Precise Polestar, Inc.
 *3.11      --  Articles of Incorporation of Massie Tool, Mold & Die, Inc.
 *3.12      --  Bylaws of Massie Tool, Mold & Die, Inc.
 *4.1       --  Indenture dated as of March 18, 1997 by and among Precise Technology, Inc., as Issuer,
                Precise Technology of Delaware, Inc., Precise Technology of Illinois, Inc., Precise
                TMP, Inc., Precise Polestar, Inc. and Massie Tool, Mold & Die, Inc., as Subsidiary
                Guarantors, and Marine Midland Bank, as trustee (including the form of 11 1/8% Senior
                Subordinated Note due 2007 and the form of Subsidiary Guarantee).
 *4.2       --  Registration Rights Agreement, dated as of June 13, 1997, by and among Precise
                Technology, Inc., Precise TMP, Inc., Massie Tool, Mold & Die, Inc., Precise Polestar,
                Inc., Precise Technology of Delaware, Inc., Precise Technology of Illinois, Inc., Bear,
                Stearns & Co. Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
 *4.3       --  Purchase Agreement dated June 10, 1997, by and among Precise Technology, Inc., Precise
                TMP, Inc., Massie Tool, Mold & Die, Inc., Precise Polestar, Inc., Precise Technology of
                Delaware, Inc., Precise Technology of Illinois, Inc., Bear, Stearns & Co. Inc. and
                Merrill Lynch, Pierce, Fenner & Smith Incorporated.
 *4.4       --  Supplemental Indenture No. 1 to Indenture, dated as of October 10, 1997, by and among
                PreciseTechnology, Inc., Precise TMP, Inc., Massie Tool, Mold & Die, Inc., Precise
                Polestar, Inc., Precise Technology of Delaware, Inc., Precise Technology of Illinois,
                Inc. and Marine Midland Bank, as trustee.
*10.1       --  Credit Agreement dated as of June 13, 1997, among Precise Holding Corporation, Precise
                Technology, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Fleet National Bank, as Agent and Issuing Bank.
 10.2       --  First Amendment and Consent to Credit Agreement as of March 17, 1998, among Precise
                Holding Corporation, Precise Technology, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Fleet National Bank, as agent and Issuing Bank.
*10.3       --  Consent Agreement dated as of June 9, 1997 among Precise Technology, Inc., Precise
                Holding Corporation, Sunderland Industrial Holdings Corporation, Hamilton Holdings Ltd.
                Corporation, John Hancock Mutual Life Insurance Company, Rice Partners II, L.P.,
                Delaware State Employees' Retirement Fund, Declaration of Trust for Defined Benefit
                Plans of Zeneca Holdings Inc., and Declaration of Trust for Defined Benefit Plans of
                ICI American Holdings Inc.
*10.4       --  Securities Purchase Agreement dated March 29, 1996, among Precise Holding Corporation,
                Precise Technology, Inc., Delaware State Employees' Retirement Fund, Declaration of
                Trust for Defined Benefit Plans of Zeneca Holdings Inc., and Declaration of Trust for
                Defined Benefit Plans of ICI American Holdings Inc.

*10.5       --  Note Purchase Agreement dated as of March 29, 1996, among Precise Technology, Inc.,
                John Hancock Mutual Life Insurance Company and Rice Partners II, L.P.

EXHIBIT                                                                                                   SEQUENTIAL
NUMBER    DESCRIPTION                                                                                      PAGE NO.
------    ---------------------------------------------------------------------------------------------   ----------
*10.6       --  Warrant Purchase Agreement dated as of March 29, 1996, among Precise Holding
                Corporation, Rice Partners II, L.P., John Hancock Mutual Life Insurance Company,
                Delaware State Employees' Retirement Fund, Declaration of Trust for Defined Benefit
                Plans of Zeneca Holdings Inc., and Declaration of Trust for Defined Benefit Plans of
                ICI American Holdings Inc.
*10.7       --  First Amendment to Warrant Purchase Agreement dated as of June 13, 1997, among Precise
                Holding Corporation, Rice Partners II, L.P., John Hancock Mutual Life Insurance
                Company, Delaware State Employees' Retirement Fund, Declaration of Trust for Defined
                Benefit Plans of Zeneca Holdings Inc., and Declaration of Trust for Defined Benefit
                Plans of ICI American Holdings Inc.
*10.8       --  Shareholder Agreement dated as of March 29, 1996 among Precise Holding Corporation,
                Sunderland Industrial Holdings Corporation, Hamilton Holdings Ltd. Corporation,
                Delaware State Employees' Retirement Fund, Declaration of Trust for Defined Benefit
                Plans of Zeneca Holdings Inc., Declaration of Trust for Defined Benefit Plans of ICI
                American Holdings Inc., John Hancock Mutual Life Insurance Company and Rice Partners
                II, L.P.
*10.9       --  First Amendment to Shareholder Agreement dated as of June 13, 1997 among Precise
                Holding Corporation, Sunderland Industrial Holding Corporation, Hamilton Holdings Ltd.
                Corporation, Delaware State Employees' Retirement Fund, Declaration of Trust for
                Defined Benefit Plans of Zeneca Holdings Inc., Declaration of Trust for Defined Benefit
                Plans of ICI American Holdings Inc., Rice Partners II, L.P. and John Hancock Mutual
                Life Insurance Company.
*10.10      --  Tax Allocation and Indemnity Agreement dated as of June 11, 1997 by and among
                Sunderland Industrial Holdings Corporation, Precise Holding Corporation, and Precise
                Technology, Inc. and its direct and indirect subsidiaries.
*10.11      --  Amended and Restated Management Agreement, dated as of June 13, 1997 between Precise
                Technology, Inc. and Mentmore Holdings Corporation.
*10.12      --  Sunderland Industrial Holdings Corporation 1997 Key Employee Nonqualified Stock Option
                Plan dated as of April 24, 1997.
*10.13      --  Nonqualified Stock Option Agreement dated as of April 24, 1997 between Sunderland
                Industrial Holdings Corporation and John R. Weeks.
*10.14      --  Nonqualified Stock Option Agreement dated as of April 24, 1997 between Sunderland
                Industrial Holdings Corporation and Michael M. Farrell.
+10.15      --  Memorandum of Agreement dated August 8, 1995 between The Procter & Gamble Manufacturing
                Company and Tredegar Molded Products Company.
*21.1       --  Subsidiaries of the Registrants.
 27.1       --  Financial Data Schedule.

------------------

* Previously filed with Registration No. 333-32041 and incorporated herein by reference.


+ Confidential treatment requested for a portion of this exhibit previously filed herein by reference.