Form 10-Q
period 1998-03-31
PRECISE TECHNOLOGY INC
filed 1998-05-15
CIK 1042317

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                   FORM 10-Q

      /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998
                                      Or
     / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____

                       Commission File Number: 333-32041

                                ---------------

                           PRECISE TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                          25-1205268
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                        Identification Number)

        501 Mosside Boulevard
     North Versailles, Pennsylvania                             15137-2553
 (Address of principal executive offices)                       (Zip Code)

                                (412) 823-2100
             (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

         As of May 1, 1998, one share of the Company's Common Stock was outstanding.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

          ITEM  1.   Financial Statements                                 3
          ITEM  2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                          10

PART II - OTHER INFORMATION

          ITEM 6.    Exhibits and Reports on Form 8-K                    12

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                           PRECISE TECHNOLOGY, INC.

                         (A WHOLLY-OWNED SUBSIDIARY OF

                         PRECISE HOLDING CORPORATION)

                          CONSOLIDATED BALANCE SHEETS



                                                                        March 31,           December 31,
                                                                          1998                  1997
                                                                          ----                  ----
                                                                       (unaudited)
                                    ASSETS
Current assets:

   Cash and cash equivalents                                             $  1,466,131    $     560,059
   Accounts receivable, net                                                14,649,849       12,944,644
   Inventories                                                              6,055,755        5,855,709
   Prepaid expenses and other                                                 378,939          589,156
   Deferred income taxes                                                      989,341          989,341
                                                                         ------------    -------------
     Total current assets                                                  23,540,015       20,938,909
Property, plant and equipment, net                                         44,685,791       44,830,561
Intangible and other assets, net                                           27,303,893       27,978,091
                                                                         ============    =============
     Total assets                                                         $95,529,699      $93,747,561
                                                                         ============    =============

                     LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities:

   Current maturities of long-term debt                                 $   6,307,480     $  5,882,842
   Accounts payable                                                         6,310,136        5,805,598
   Accrued liabilities                                                      4,533,118        2,568,161
   Tooling deposits                                                         1,897,426        1,552,200
                                                                        -------------     ------------
     Total current liabilities                                             19,048,160       15,808,801
Long-term debt, less current maturities                                    86,202,089       86,868,663
Deferred income taxes                                                       1,431,162        1,431,162
Commitments and Contingencies                                                      --               --
Stockholder's deficit:


   Common stock, no par value; 1,000 shares authorized, and 1 share issued and outstanding at March 31, 1998 and
    December 31, 1997, respectively.                                            1,000            1,000
   Additional paid-in-capital                                               3,554,711        3,554,711
   Minimum pension liability                                                 (204,172)        (204,172)
   Retained deficit                                                       (14,503,251)     (13,712,604)
                                                                        --------------     ------------
     Total stockholder's deficit                                          (11,151,712)     (10,361,065)
                                                                        ==============     ============
     Total liabilities and stockholder's deficit                         $ 95,529,699      $93,747,561
                                                                        ==============     ============


                            See accompanying notes.

                           PRECISE TECHNOLOGY, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                         PRECISE HOLDING CORPORATION)
                       CONSOLIDATED STATEMENTS OF INCOME


                                                       Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                     1998               1997
                                                     ----               ----
                                                           (unaudited)

 Net sales                                      $23,395,360         $26,324,663
 Cost of sales                                   18,913,434          21,612,984
                                                -----------         -----------
 Gross profit                                     4,481,926           4,711,679
 Selling, general, and administrative             2,502,879           2,138,345
 Plant closure costs                                 30,648                  --
 Amortization of intangible assets                  313,680             275,251
                                                -----------         -----------
 Operating income                                 1,634,719           2,298,083
 Other expense (income):
    Interest expense                              2,625,498           1,848,075
    Other                                           (12,611)             (3,839)
                                                -----------         -----------
(Loss) income before income taxes                  (978,168)            453,847
(Benefit) provision for income taxes               (187,521)            304,206
                                                -----------         -----------
Net (loss) income                               $  (790,647)        $   149,641
                                                ===========         ===========

                            See accompanying notes.

                           PRECISE TECHNOLOGY, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                         PRECISE HOLDING CORPORATION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                            Three Months Ended
                                                                                 March 31,

                                                                  ----------------------------------------
                                                                         1998                1997
                                                                         ----                ----
                                                                                (unaudited)
Operating Activities
Net (loss) income                                                        $  (790,647)        $   149,641
Adjustments to reconcile net (loss) income to net cash provided by operating activities:

     Depreciation and amortization                                         1,853,113           1,604,329
     Amortization of original issue discount and financing fees              139,317             195,419
     Loss on sale of fixed assets                                             29,712              43,364
     Changes in assets and liabilities:

       Accounts receivable                                                (1,705,205)             50,940
       Inventories                                                          (200,046)            486,918
       Prepaid expenses and other                                            437,871              26,150
       Accounts payable                                                      504,538            (986,309)
       Accrued liabilities                                                 1,964,957          (1,192,410)
       Tooling deposits                                                      345,226             325,245
                                                                           ---------          ----------
Net cash provided by operating activities                                  2,578,836             703,287

Investing Activities
Capital expenditures                                                      (1,269,328)           (823,812)
Proceeds from sale of fixed assets                                            48,920              19,000
                                                                          ----------          -----------
Net cash used in investing activities                                     (1,220,408)           (804,812)

Financing Activities
Borrowings on revolving line of credit                                     1,400,000             700,000
Payments on revolving line of credit                                      (1,000,000)           (300,000)
Repayment of long-term debt                                                 (852,356)           (879,143)
Dividends paid on common and preferred stock                                      --            (204,869)
                                                                          ----------            ---------

Net cash used in financing activities                                       (452,356)           (684,012)
                                                                          ----------            ---------
Net increase (decrease) in cash                                              906,072            (785,537)
Cash at beginning of period                                                  560,059           1,310,564
                                                                          ==========            =========
Cash at end of period                                                     $1,466,131           $ 525,027
                                                                          ==========            =========

                            See accompanying notes.


                                                                            Three Months Ended
                                                                                 March 31,

                                                                  ----------------------------------------
                                                                         1998                1997
                                                                         ----                ----
                                                                                (unaudited)
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
   Interest                                                                $398,122         $1,692,308
                                                                           ========         ==========
   Income taxes                                                            $231,500        $   416,276
                                                                           ========         ==========

Supplemental schedule of noncash investing and financing
   activities:
   Capital lease agreements for equipment                                  $210,420        $   506,176
                                                                           ========         ==========

                            See accompanying notes.

                           PRECISE TECHNOLOGY, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                         PRECISE HOLDING CORPORATION)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998

                                  (Unaudited)

1.   Financial Statement Presentation

         The consolidated balance sheet at March 31, 1998, and the consolidated statements of income and consolidated statements of cash flows for the periods ended March 31, 1998 and 1997, have been prepared by Precise Technology, Inc. (the "Company"), without audit. In the opinion of Management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1998 and for the periods presented have been made.

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated financial statements be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997 which contains a summary of the Company's accounting principles and other information.

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires the adjustment to the minimum pension liability, which prior to adoption was reported separately in shareholders' equity, to be included in other comprehensive income. The Company had no comprehensive income for the periods ended March 31, 1998 and 1997, respectively.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results to be expected for the full year.

         Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation. These reclassifications had no effect on net income or comprehensive income.


2.   Inventories

The major components of inventories were as follows:

                                             March 31,          December 31,
                                               1998                 1997
                                             ---------          ------------
                                            (unaudited)

   Finished products                        $1,533,768           $1,679,131
   Raw materials                             2,407,730            2,349,130
   Tooling and dies                          2,114,257            1,827,448
                                            ==========           ==========
   Total                                    $6,055,755           $5,855,709
                                            ==========           ==========

3.   Long-Term Debt

         On June 13, 1997, the Company issued $75,000,000 of 11-1/8% Senior Subordinated Notes due 2007 (the "Notes"). The Company used the net proceeds from the issuance of the Notes and approximately $8,200,000 of borrowings under its New Credit Agreement ("NCA") to extinguish certain existing indebtedness, redeem its redeemable preferred stock, repurchase certain shares of its common stock, make a distribution to its Parent, and pay fees and expenses related to these refinancing transactions.

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

4.   Commitments and Contingencies

  (a)  Litigation

         The Company is involved from time to time in lawsuits that arise in the normal course of business. The Company actively and vigorously defends all lawsuits. Management believes that there are no pending lawsuits that will have a material affect on the Company's financial position.

  (b)  Collective Bargaining Agreement

         Approximately 5% of the Company's employees are covered under a collective bargaining agreement, which expired on February 2, 1998. The

Company is currently in negotiations with the collective bargaining unit, however, no assurances can be given as to the effect the negotiations will have on the Company's results of operations. The Company believes that its relationship with its employees is generally good.

5.    Financial Information for Subsidiary Guarantors

         The Company's payment obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, the "Subsidiary Guarantees") by Precise Technology of Delaware, Inc., Precise Technology of Illinois, Inc., Precise TMP, Inc., Precise Polestar, Inc., and Massie Tool, Mold and Die, Inc. each a direct or indirect wholly-owned subsidiary of the Company and each a "Guarantor." These subsidiaries represent substantially all of the operations of the Company conducted in the United States. In accordance with previous positions taken by the Securities and Exchange Commission, the following summarized financial information illustrates the composition of the combined Guarantors. Separate complete financial statements of the respective Guarantors are not presented because management has determined that they would not provide additional material information that would be useful in assessing the financial composition of the Guarantors. No single Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in the event of a default on its Subsidiary Guarantees other than its subordination to senior indebtedness described above in Note 3. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                   Summarized Combined Financial Information
                   For the three months ended March 31, 1998
                                  (unaudited)



                                                               Guarantor                      Consolidated
                                               Parent        Subsidiaries     Eliminations        Total
                                               ------        ------------     ------------    ------------
Current assets                               $  6,408,376      $55,952,703     $(38,821,064)    $23,540,015
Non-current assets                             84,363,206       56,458,384      (68,831,906)     71,989,684
Current liabilities                            32,494,035       25,375,189      (38,821,064)     19,048,160
Non-current liabilities                        80,708,924        6,924,327               --      87,633,251
Net sales                                       3,551,175       19,995,951         (111,766)     23,395,360
Gross profit                                      646,164        3,835,762               --       4,481,926
Net (loss) income                              (1,935,286)       1,144,639               --        (790,647)


                   Summarized Combined Financial Information
                   For the three months ended March 31, 1997
                                  (unaudited)

                                                               Guarantor                      Consolidated
                                               Parent        Subsidiaries     Eliminations        Total
                                               ------        ------------     ------------    ------------
Current assets                                $ 6,260,618      $44,673,097     $(25,406,727)    $25,526,988
Non-current assets                             81,212,513       59,307,821      (68,831,906)     71,688,428
Current liabilities                            26,580,730       19,714,304      (25,406,727)     20,888,307
Non-current liabilities                        58,788,089        2,391,381               --      61,179,470
Net sales                                       5,450,169       21,075,893         (201,399)     26,324,663
Gross profit                                    1,224,603        3,487,076               --       4,711,679
Net (loss) income                              (2,824,727)       2,974,368               --         149,641


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The  Company's  operating  data for the  three  months  ended  March  31,  1998 and  1997  are set  forth  below as percentages of net sales:

                                                        Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                        1998          1997
                                                        ----          ----
       Net sales                                       100.0%        100.0%
       Cost of sales                                    80.8          82.1
                                                       -----         -----
       Gross profit                                     19.2          17.9
       Selling, general and administrative              10.7           8.2
       Plant closure costs                               0.1           0.0
       Amortization of intangible assets                 1.4           1.0
                                                       -----         -----
       Operating income                                  7.0           8.7
       Other expense (income):
          Interest expense                              11.2           7.0
          Other                                          0.0           0.0
                                                       -----         -----
       (Loss) income before income taxes                (4.2)          1.7
       (Benefit) provision for income taxes             (0.8)          1.1
                                                       =====         =====
       Net (loss) income                                (3.4)%         0.6%
                                                       =====         =====




RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 compared to Three Months Ended March 31, 1997

         Net sales. The Company's net sales decreased to $23.4 million for the three months ended March 31, 1998, a decrease of $2.9 million, or 11.1%, over the comparable period in the prior year. The decrease in net sales which was attributable to: (i) the loss of a customer to a competitor with a closer "ship-to" point, (ii) lower than anticipated volume requirements of certain customers' end product lines due to product line maturity, and (iii) customer insourcing, was partially offset by increased sales to one of the Company's largest customers due to a new product launch.

         Gross Profit. The Company's gross profit decreased to $4.5 million for the three months ended March 31, 1998, a decrease of $0.2 million, or 4.9%, from the comparable period in the prior year. The decrease in gross profit is primarily due to the 11.1% decrease in net sales. Gross profit margin increased to 19.2% for the three months ended March 31, 1998 from 17.9% in the comparable period in the prior year. The increase in gross profit margin was due to lower raw material costs from aggressive purchasing tactics, increased emphasis on employee utilization, and change in product mix.

         Selling, general and administrative. Selling, general and administrative expenses increased to $2.5 million for the three months ended March 31, 1998, an increase of $0.4 million, or 17%, over the comparable period in the prior year. The increase in selling, general and administrative expenses was primarily due to: (I) costs associated with the implementation of a new Enterprise Resource Planning system, (ii) costs for a new brochure and other forms of advertising, and (iii) lower insurance expense in the first quarter 1997 due to a favorable worker's compensation insurance adjustment.

         Amortization. The Company's amortization of intangible assets increased to $314,000 for the three months ended March 31, 1998 from $275,000 in the comparable period in the prior year. This increase resulted primarily from a purchase accounting adjustment to reduce the amortization expense on the goodwill balance in the first quarter 1997 of approximately $40,000.

         Operating income. Operating income decreased to $1.6 million for the three months ended March 31, 1998, a decrease of $0.7 million, or 28.9%, over the comparable period in the prior year. Operating income as a percentage of net sales decreased to 7.0% for the three months ended March 31, 1998 from 8.7% in the comparable period in the prior year primarily due to higher selling, general and administrative expenses and lower sales volume.

         Interest expense. Interest expense increased to $2.6 million for the three months ended March 31, 1997 from $1.8 million in the comparable period in the prior year representing an increase of 42.1%. This increase is primarily a result of interest due on an increased level of indebtedness outstanding as a result of the change in the Company's capital structure which included the June 13, 1997 issuance of 11-1/8% Senior Subordinated Notes due 2007 (the "Notes").

         Provision for income tax. The Company's effective tax rates differed from the applicable statutory rates for the three months ended March 31, 1998 and 1997 primarily due to nondeductible goodwill amortization.

Liquidity and Capital Resources

         The Company generated cash flows from operations totaling $2.6 million and $0.7 million in the three months ended March 31, 1998 and 1997, respectively. The increase in cash flows from operations is primarily attributable to the timing of interest payments on the Notes partially offset by increased accounts receivables, inventories and lower net income.

         The Company's cash flows used in investing activities totaled $1.2 million and $0.8 million, excluding capital lease agreements for equipment totaling $0.2 million and $0.5 million, in the three months ended March 31, 1998 and 1997, respectively. During the first three months of 1998, the Company expended approximately $0.2 million in cash capital expenditures primarily for its new Enterprise Resource Planning system, $0.5 million in cash capital expenditures on plant refurbishment and $0.3 million in cash capital expenditures on machinery and ancillary equipment for a new project for one of the Company's larger customers.

         The Company's cash flows used in financing activities totaled $452,000 and $684,000 for the three months ended March 31, 1998 and 1997, respectively. During the three months ended March 31, 1998, regularly scheduled principal payments on the Company's capital lease obligations contributed to the cash used in financing activities. During the three months ended March 31, 1997, regularly scheduled principal payments on the Company's capital lease obligations and dividends paid on common and preferred stock contributed to the cash used in financing activities.

         Management believes that the Company's cash flow from operations, together with borrowings under the NCA, of which $21.1 million was available at March 31, 1998, provides it with sufficient liquidity necessary to fund capital improvements, service indebtedness and meet working capital requirements for the Company's existing operations.

Year 2000

         The Company's management has begun a program to prepare the Company's computer systems and related applications for the year 2000. The Company believes that a majority of its year 2000 issues will be addressed by the installation of an Enterprise Resource Planning system software package by BaaN. The BaaN system, which is year 2000 compliant and will be used for the Company's primary business application at its headquarters and manufacturing facilities, currently is being installed. The total cost of the BaaN project currently is estimated at $2.0 million with the majority of this cost to be capitalized and charged to expense over the estimated useful life of the BaaN software and related hardware. The Company has developed a comprehensive plan to assist all departments and manufacturing facilities in working towards compliance with year 2000 issues for all other systems beyond those being addressed by the BaaN
system. Estimated incremental costs to address other year 2000 issues for the remainder of calendar year 1998 and calendar year 1999 are approximately $250,000.

Recent Accounting Standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information, which changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. In accordance with SFAS No. 131, the Company will be required to make expanded disclosures relating to its products and markets. The standard will be effective for the Company for the year ended December 31, 1998 and for interim periods in the year ended December 31, 1999.

         In February 1998, the FASB issued SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits, which standardizes the disclosure requirements for pensions and other postretirement benefits. The implementation of SFAS No. 132 is not expected to have a significant impact on the Company's financial statements. The standard will be effective for the Company for the year ended December 31, 1998.

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


PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                  (i)       Exhibit 27 - Financial Data Schedule


         (b)   Reports on Form 8-K

              None

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                    PRECISE TECHNOLOGY, INC.
                                         (Registrant)

Date May 15, 1998                   /s/ John R. Weeks
     -----------------              --------------------------------
                                    John R. Weeks
                                    President and Chief Executive Officer


Date May 15, 1998                   /s/ Gregory R. Conley
     -----------------              ----------------------------------
                                    Gregory R. Conley
                                    Vice President and Chief Financial Officer
                                    (Principal financial and accounting officer)