Form 10-Q
period 1998-06-30
PRECISE TECHNOLOGY INC
filed 1998-08-14
CIK 1042317

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ---------------

                                   FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998
                                      OR
           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____

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



                                (412) 823-2100
             (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No
                                                  -----    -----

         As of August 1, 1998, one share of the Company's Common Stock was outstanding.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

          ITEM  1.   Financial Statements                                 3
          ITEM  2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                          10

PART II - OTHER INFORMATION

          ITEM  6.   Exhibits and Reports on Form 8-K                    13

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                           PRECISE TECHNOLOGY, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                         PRECISE HOLDING CORPORATION)

                          CONSOLIDATED BALANCE SHEETS


                                                                        June 30,          December 31,
                                                                          1998                1997
                                                                          ----                ----
                                                                       (unaudited)
                              ASSETS
Current assets:
   Cash and cash equivalents                                            $     889,835    $     560,059
   Accounts receivable, net                                                14,932,045       12,944,644
   Inventories                                                              6,155,707        5,855,709
   Prepaid expenses and other                                                 375,076          589,156
   Deferred income taxes                                                      989,341          989,341
                                                                    ------------------ -------------------
     Total current assets                                                  23,342,004       20,938,909
Property, plant and equipment, net                                         44,795,934       44,830,561
Intangible and other assets, net                                           27,114,870       27,978,091
                                                                    ------------------ -------------------
     Total assets                                                       $  95,252,808    $  93,747,561
                                                                    ================== ===================

                  LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
   Current maturities of long-term debt                                 $   6,382,081    $   5,882,842
   Accounts payable                                                         8,418,746        5,805,598
   Accrued liabilities                                                      3,070,659        2,568,161
   Tooling deposits                                                         2,558,083        1,552,200
                                                                    ------------------ -------------------
     Total current liabilities                                             20,429,569       15,808,801
Long-term debt, less current maturities                                    84,923,419       86,868,663
Deferred income taxes                                                       1,431,162        1,431,162
Commitments and contingencies                                                      --               --
Stockholder's deficit:
   Common stock, no par value; 1,000 shares
     authorized, and 1 share issued and
     outstanding at June 30, 1998 and December
     31, 1997, respectively.                                                    1,000            1,000
   Additional paid-in-capital                                               3,554,711        3,554,711
   Minimum pension liability                                                 (204,172)        (204,172)
   Retained deficit                                                       (14,882,881)     (13,712,604)
                                                                    ------------------ -------------------
     Total stockholder's deficit                                          (11,531,342)     (10,361,065)
                                                                    ------------------ -------------------
     Total liabilities and stockholder's deficit                          $95,252,808      $93,747,561
                                                                    ================== ===================

                            See accompanying notes.

                           PRECISE TECHNOLOGY, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                         PRECISE HOLDING CORPORATION)

                       CONSOLIDATED STATEMENTS OF INCOME


                                        Three Months Ended                      Six Months Ended
                                             June 30,                               June 30,
                               -------------------------------------- -------------------------------------
                                     1998                1997               1998               1997
                                     ----                ----               ----               ----
                                            (unaudited)                           (unaudited)
      Net sales                   $24,768,971        $25,470,151         $48,164,331        $51,794,814
      Cost of sales                19,710,931         21,254,890          38,624,365         42,867,874
                               ------------------ ------------------- ------------------ ------------------
      Gross profit                  5,058,040          4,215,261           9,539,966          8,926,940
      Selling, general, and
         administrative             2,622,893          2,133,774           5,125,772          4,272,119
      Plant closure costs                  --                 --              30,648                 --
      Amortization of
         intangible assets            313,506            319,875             627,186            608,255
                               ------------------ ------------------- ------------------ ------------------
      Operating income              2,121,641          1,761,612           3,756,360          4,046,566
      Other expense (income):
         Interest expense           2,574,006          2,039,572           5,199,504          3,874,518
         Other                        (20,256)           895,709             (32,867)           891,870
                               ------------------ ------------------- ------------------ ------------------
      Loss before income
         taxes                       (432,109)        (1,173,669)         (1,410,277)          (719,822)
      (Benefit) provision
         for income taxes             (52,479)           328,413            (240,000)           614,619
                               ------------------ ------------------- ------------------ ------------------
      Net loss before
        extraordinary item           (379,630)        (1,502,082)         (1,170,277)        (1,334,441)
                               ------------------ ------------------- ------------------ ------------------
      Extraordinary item,
        net of tax                         --         (4,840,500)                 --         (4,840,500)
                               ------------------ ------------------- ------------------ ------------------
      Net loss                   $   (379,630)      $ (6,342,582)       $ (1,170,277)      $ (6,174,941)
                               ================== =================== ================== ==================

                            See accompanying notes.

                           PRECISE TECHNOLOGY, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                         PRECISE HOLDING CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Six Months Ended
                                                                                 June 30,
                                                                  ----------------------------------------
                                                                         1998                1997
                                                                         ----                ----
Operating activities                                                            (unaudited)
Net loss                                                            $  (1,170,277)       $ (6,174,941)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
     Extraordinary item, net of tax                                            --           4,840,500
     Depreciation and amortization                                      3,836,587           3,300,974
     Amortization of original issue discount and financing fees           279,635             400,939
     Loss on sale of fixed assets                                          55,768              42,119
     Deferred income taxes                                                     --            (685,979)
     Changes in assets and liabilities:
       Accounts receivable                                             (1,987,401)          1,458,874
       Inventories                                                       (299,998)          1,751,147
       Prepaid expenses and other                                         180,417            (106,386)
       Accounts payable                                                 2,613,148          (1,676,155)
       Accrued liabilities                                                502,498             816,594
       Tooling deposits                                                 1,005,883             149,024
                                                                  ------------------- --------------------
Net cash provided by operating activities                               5,016,260           4,116,710

Investing activities
Capital expenditures                                                   (1,864,608)         (1,729,502)
Proceeds from sale of fixed assets                                         93,220           1,315,400
                                                                  ------------------- --------------------
Net cash used in investing activities                                  (1,771,388)           (414,102)

Financing activities
Borrowings on revolving line of credit                                  7,000,000          11,800,000
Payments on revolving line of credit                                   (8,200,000)         (5,100,000)
Proceeds from bond issuance                                                    --          75,000,000
Repayment of long-term debt                                            (1,715,096)        (60,207,032)
Prepayment of debt premiums                                                    --          (2,398,940)
Payment of financing fees                                                      --          (4,087,700)
Redemption of common stock                                                     --          (3,314,617)
Redemption of preferred stock                                                  --          (8,250,000)
Dividends paid on common and preferred stock                                   --          (6,814,317)
                                                                  ------------------- --------------------
Net cash used in financing activities                                  (2,915,096)         (3,372,606)
                                                                  ------------------- --------------------
Net increase in cash                                                      329,776             330,002
Cash at beginning of period                                               560,059           1,310,564
                                                                  ------------------- --------------------
Cash at end of period                                                 $   889,835       $   1,640,566
                                                                  =================== ====================


                            See accompanying notes.

                                                                             Six Months Ended
                                                                                 June 30,
                                                                  ----------------------------------------
                                                                         1998                1997
                                                                         ----                ----
                                                                                (unaudited)
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                                              $4,862,239         $3,244,632
                                                                  =================== ====================
   Income taxes                                                          $  (46,386)       $   339,323
                                                                  =================== ====================

Supplemental schedule of noncash investing and financing
   activities:
   Capital lease agreements for equipment                                $1,469,091        $   729,586
                                                                  =================== ====================


                            See accompanying notes.

                           PRECISE TECHNOLOGY, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                         PRECISE HOLDING CORPORATION)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

                                  (Unaudited)

1.   Financial Statement Presentation

         The consolidated balance sheet at June 30, 1998, and the consolidated statements of income and consolidated statements of cash flows for the periods ended June 30, 1998 and 1997, have been prepared by Precise Technology, Inc. (the "Company"), without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1998 and for the periods presented have been made.

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated financial statements be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1997, which contains a summary of the Company's accounting principles and other information.

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires the adjustment to the minimum pension liability, which prior to adoption was reported separately in shareholders' equity, to be included in other comprehensive income. The Company had no comprehensive income for the periods ended June 30, 1998 and 1997, respectively.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

         Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation. These reclassifications had no effect on net income or comprehensive income.

2.   Inventories

The major components of inventories were as follows:

                                            June 30,           December 31,
                                              1998                 1997
                                           (unaudited)
   Finished products                        $1,653,058           $1,679,131
   Raw materials                             2,099,963            2,349,130
   Tooling and dies                          2,402,686            1,827,448
                                       -------------------- --------------------
   Total                                    $6,155,707           $5,855,709
                                       ==================== ====================

3.   Long-Term Debt

         On June 13, 1997, the Company issued $75,000,000 of 11-1/8% Senior Subordinated Notes due 2007 (the "Notes"). The Company used the net proceeds from the issuance of the Notes and approximately $8,200,000 of borrowings under its New Credit Agreement ("NCA") to extinguish certain existing indebtedness, redeem its redeemable preferred stock, repurchase certain shares of its common stock, make a distribution to Precise Holding Corporation, parent of the Company, and pay fees and expenses related to these refinancing transactions.

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

4.   Commitments and Contingencies

  (a)  Litigation

         The Company is involved from time to time in lawsuits that arise in the normal course of business. The Company actively and vigorously defends all lawsuits. Management believes that there are no pending lawsuits that are expected to have a material affect on the Company's financial position.

  (b)  Collective Bargaining Agreement

         Approximately 5% of the Company's employees are covered under a collective bargaining agreement, which expired on February 2, 1998. The Company is currently in negotiations with the collective bargaining unit, however, no assurances can be given as to the results of such negotiations or the effect the negotiations will have on the Company's results of operations.

5.    Financial Information for Subsidiary Guarantors

         The Company's payment obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, the "Subsidiary Guarantees") by Precise Technology of Delaware, Inc., Precise Technology of Illinois, Inc., Precise TMP, Inc., Precise Polestar, Inc., and Massie Tool, Mold and Die, Inc. each a direct or indirect wholly-owned subsidiary of the Company and each a "Guarantor." These subsidiaries represent substantially all of the operations of the Company conducted in the United States. In accordance with previous positions taken by the Securities and Exchange Commission, the following summarized financial information illustrates the composition of the combined Guarantors. Separate complete financial statements of the respective Guarantors are not presented because management has determined that they would not be material to investors. There are no significant contractual restrictions on the ability of the Guarantors to distribute or transfer funds to the Company. No single Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in the event of a default on its Subsidiary Guarantees other than its subordination to senior indebtedness described above in Note 3. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                                    Summarized Combined Financial Information
                                      For the six months ended June 30, 1998
                                                (unaudited)

                                                               Guarantor                      Consolidated
                                               Parent        Subsidiaries     Eliminations        Total
                                               ------        ------------     ------------        -----
Current assets                               $  5,377,711      $61,138,943     $(43,174,650)    $23,342,004
Non-current assets                             84,198,652       56,544,058      (68,831,906)     71,910,804
Current liabilities                            35,108,784       28,495,435      (43,174,650)     20,429,569
Non-current liabilities                        78,862,382        7,492,199               --      86,354,581
Net sales                                       7,060,813       41,386,094         (282,576)     48,164,331
Gross profit                                    1,281,897        8,258,069               --       9,539,966
Net (loss) income                              (3,898,712)       2,728,435               --      (1,170,277)

                                 Summarized Combined Financial Information
                                   For the six months ended June 30, 1997
                                                (unaudited)
                                                               Guarantor                      Consolidated
                                               Parent        Subsidiaries     Eliminations        Total
Current assets                                $ 6,565,652      $49,841,880     $(33,195,776)    $23,211,756
Non-current assets                             83,704,917       55,672,299      (68,831,906)     70,545,310
Current liabilities                            30,628,103       19,401,459      (33,195,776)     16,833,786
Non-current liabilities                        80,960,295        5,313,993               --      86,274,288
Net sales                                      10,519,612       41,581,696         (306,494)     51,794,814
Gross profit                                    2,120,734        6,806,206               --       8,926,940
(Loss) income from continuing operations
   before extraordinary item                   (6,247,146)       4,912,705               --      (1,334,441)
Net (loss) income                              (8,072,804)       1,897,863               --      (6,174,941)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's operating data for the three and six months ended June 30, 1998 and 1997 are set forth below as percentages of net sales:

                                                        Three Months Ended           Six Months Ended
                                                             June 30,                    June 30,
                                                     --------------------------  --------------------------
                                                         1998         1997           1998          1997
                                                         ----         ----           ----          ----
        Net sales                                        100.0%       100.0%         100.0%       100.0%
        Cost of sales                                     79.6         83.5           80.2         82.8
                                                      ------------ ------------   ------------ -------------
        Gross profit                                      20.4         16.5           19.8         17.2
        Selling, general and administrative               10.5          8.4           10.6          8.2
        Plant closure costs                                0.0          0.0            0.1          0.0
        Amortization of intangible assets                  1.3          1.3            1.3          1.2
                                                      ------------ ------------   ------------ -------------
        Operating income                                   8.6          6.8            7.8          7.8
        Other expense (income):
           Interest expense                               10.4          8.0           10.8          7.5
           Other                                          (0.1)         3.5           (0.1)         1.7
                                                      ------------ ------------   ------------ -------------
        Loss before income taxes and extraordinary
           item                                           (1.7)        (4.7)          (2.9)        (1.4)
        (Benefit) provision for income taxes              (0.2)         1.3           (0.5)         1.2
                                                      ------------ ------------   ------------ -------------
        Net loss before extraordinary item                (1.5)        (6.0)          (2.4)        (2.6)
        Extraordinary item, net of tax                     0.0        (19.0)           0.0         (9.3)
                                                      ------------ ------------   ------------ -------------
        Net loss                                          (1.5)%      (25.0)%         (2.4)%      (11.9)%
                                                      ============ ============   ============ =============

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 compared to Three Months Ended June 30, 1997

         Net sales. The Company's net sales decreased to $24.8 million for the three months ended June 30, 1998, a decrease of $0.7 million, or 2.8%, from the comparable period in the prior year. The decrease in net sales was attributable to: (i) customer insourcing, (ii) the loss of a customer to a competitor with a closer "ship-to" point, (iii) lower than anticipated volume requirements of certain customers' end product lines due to product line maturity (iv) two customers being involved with business combinations that have reduced their volume requirements from previous levels and (v) reduction in resin prices which are passed through to the customer. These decreases were partially offset by increased volumes to certain customers due to a higher demand for the customers' end product line and the addition of a significant new product line for one of the Company's largest customers.

         Gross Profit. The Company's gross profit increased to $5.1 million for the three months ended June 30, 1998, an increase of $0.8 million, or 20.0%, over the comparable period in the prior year. Gross profit margin increased to 20.4% for the three months ended June 30, 1998, from 16.5% in the comparable period in the prior year. The increase in gross profit and gross profit margin was primarily due to: (i) lower raw material costs from aggressive purchasing tactics, (ii) increased emphasis on employee utilization and (iii) a favorable change in product mix.

         Selling, general and administrative. Selling, general and administrative expenses increased to $2.6 million for the three months ended June 30, 1998, an increase of $0.5 million, or 22.9%, over the comparable period in the prior year. The increase in selling, general and administrative expenses was primarily due to: (i) costs associated with the implementation of a new Enterprise Resource Planning system, (ii) increased salaries and wages for additional corporate personnel and (iii) higher travel expenses.

         Amortization. The Company's amortization of intangible assets remained constant at approximately $0.3 million for the three months ended June 30, 1998 and 1997, respectively.

         Operating income. Operating income increased to $2.1 million for the three months ended June 30, 1998, an increase of $0.4 million, or 20.4%, over the comparable period in the prior year. Operating income as a percentage of net sales increased to 8.6% for the three months ended June 30, 1998 from 6.8% in the comparable period in the prior year primarily due to: (i) higher gross profit resulting from lower raw material costs from aggressive purchasing tactics, (ii) increased emphasis on employee utilization and (iii) a favorable change in product mix.

         Interest expense. Interest expense increased to $2.6 million for the three months ended June 30, 1997, an increase of $0.6 million, or 26.2%, over the comparable period in the prior year. This increase is primarily a result of interest due on an increased level of indebtedness outstanding as a result of the change in the Company's capital structure which included the June 13, 1997 issuance of 11-1/8% Senior Subordinated Notes due 2007 (the "Notes").

         Provision for income tax. The Company's effective tax rates differed from the applicable statutory rates for the three months ended June 30, 1998 and 1997 primarily due to nondeductible goodwill amortization.

Six Months Ended June 30, 1998 compared to Six Months Ended June 30, 1997

         Net sales. The Company's net sales decreased to $48.2 million for the six months ended June 30, 1998, a decrease of $3.6 million, or 7.0%, from the comparable period in the prior year. The decrease in net sales was attributable to: (i) customer insourcing, (ii) the loss of two customers to competitors with closer "ship-to" points, (iii) lower than anticipated volume requirements of certain customers' end product lines due to product line maturity and (iv) two customers' being involved with business combinations that have reduced the volume requirements from previous levels and (v) reduction in resin prices which are passed through to the customer. These decreases were partially offset by increased volumes to certain customers due to a higher demand for the customers' end product line and the addition of a significant new product line for one of the Company's largest customers.

         Gross Profit. The Company's gross profit increased to $9.5 million for the six months ended June 30, 1998, an increase of $0.6 million, or 6.9%, from the comparable period in the prior year. Gross profit margin increased to 19.8% for the six months ended June 30, 1998 from 17.2% in the comparable period in the prior year. The increase in gross profit and gross profit margin was primarily due to: (i) lower raw material costs from aggressive purchasing tactics, (ii) increased emphasis on employee utilization and (iii) a favorable change in product mix.

         Selling, general and administrative. Selling, general and administrative expenses increased to $5.1 million for the six months ended June 30, 1998, an increase of $0.9 million, or 20.0%, over the comparable period in the prior year. The increase in selling, general and administrative expenses was primarily due to: (i) costs associated with the implementation of a new Enterprise Resource Planning system, (ii) higher salaries and wages due to additional corporate personnel and (iii) lower insurance expense in the first six months of 1997 due to a favorable worker's compensation insurance adjustment.

         Amortization. The Company's amortization of intangible assets remained constant at approximately $0.6 million for the six months ended June 30, 1998 and 1997, respectively.

         Operating income. Operating income decreased to $3.8 million for the six months ended June 30, 1998, a decrease of $0.3 million, or 7.2%, from the comparable period in the prior year. The decrease in operating income is primarily due to the increase in selling, general and administrative expenses. Operating income as a percentage of net sales remained constant.

         Interest expense. Interest expense increased to $5.2 million for the six months ended June 30, 1998, an increase of $1.3 million, or 34.2%, over the comparable period in the prior year. This increase is primarily a result of interest due on an increased level of indebtedness outstanding as a result of the change in the Company's capital structure which included the issuance of the Notes.

         Provision for income tax. The Company's effective tax rates differed from the applicable statutory rates for the six months ended June 30, 1998 and 1997 primarily due to nondeductible goodwill amortization.

Liquidity and Capital Resources

         The Company generated cash flows from operations totaling $5.0 million and $4.1 million in the six months ended June 30, 1998 and 1997, respectively. The increase in cash flows from operations is primarily attributable to the increase in accounts payable, depreciation and tooling deposits.

         The Company's cash flows used in investing activities totaled $1.8 million and $0.4 million, excluding capital lease agreements for equipment totaling $1.5 million and $0.7 million, in the six months ended June 30, 1998 and 1997, respectively. During the first six months of 1998, the Company expended approximately $0.4 million in cash capital expenditures primarily for its new Enterprise Resource Planning system, $0.4 million in cash capital expenditures on plant refurbishments and $0.5 million in cash capital expenditures on machinery and ancillary equipment for a new project for one of the Company's larger customers. The Company expects to incur approximately $2.4 million of which $1.2 million will be in the form of cash capital expenditures primarily on machinery and equipment and plant refurbishment over the remaining six months of 1998.

         The Company's cash flows used in financing activities totaled $2.9 million and $3.4 million for the six months ended June 30, 1998 and 1997, respectively. During the six months ended June 30, 1998, regularly scheduled principal payments on the Company's capital lease obligations of $1.7 million and repayments of revolving loans under the NCA of $1.2 million contributed to the cash used in financing activities. During the six months ended June 30, 1997, the Refinancing Transactions contributed to the cash used in financing activities.

         Management believes that the Company's cash flow from operations, together with borrowing availability under the NCA, of which $22.7 million existed at June 30, 1998, will provide it with sufficient liquidity necessary to fund capital improvements, service indebtedness and meet working capital requirements for the Company's existing operations. However, the Company is highly leveraged and, as a result, funds available for working capital, capital expenditures, and other purposes may be limited or unavailable in the event the Company does not generate cash flow at or above expected levels, which could have a material adverse effect on the Company's business, financial condition and results of operations. See"-Cautionary Statement on Forward-Looking Statements."

Year 2000

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar business activities.

         The Company's management has begun a program to prepare the Company's computer systems and related applications for the year 2000. The Company believes that a majority of its year 2000 issues will be addressed by the installation of an Enterprise Resource Planning system software package by BaaN. The BaaN system, which is year 2000 compliant and will be used for the Company's primary business application at its headquarters and manufacturing facilities, currently is being installed. The total cost of the BaaN project currently is estimated at $2.0 million, with the majority of this cost to be capitalized and charged to expense over the estimated useful life of the BaaN software and related hardware. The Company has developed a comprehensive plan to assist all departments and manufacturing facilities in working towards compliance with year 2000 issues for all other systems beyond those being addressed by the BaaN system. If the Company's systems or the systems of other companies on whose services the Company depends or with whom the Company's systems interface are not year 2000 compliant, it could have a material adverse effect on the Company's business, financial condition and results of operations. Estimated incremental costs to address other year 2000 issues for the remainder of calendar year 1998 and calendar year 1999 are approximately $250,000.

Recent Accounting Standards

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information, which changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. In accordance with SFAS No. 131, the Company will be required to make expanded disclosures relating to its products and markets. The standard will be effective for the Company for the year ended December 31, 1998, and for interim periods in the year ended December 31, 1999.

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

Cautionary Statement on Forward-Looking Statements

         This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to
(i) general economic conditions in the markets in which the Company operates,
(ii) reliance on key customers and supply contracts, (iii) volatility of customer demand, (iv) exposure to fluctuations in resin cost and supply,
(v) customer outsourcing decisions, (vi) reliance on key manufacturing facilities, (vii) the impact of significant competition from companies of varying sizes including divisions or subsidiaries of larger companies and
(viii) other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company does not intend to update these forward-looking statements.

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


                                   PRECISE TECHNOLOGY, INC.
                                        (Registrant)


Date  August 14, 1998              /s/ John R. Weeks
    -----------------------        -------------------------------------------
                                   John R. Weeks
                                   President and Chief Executive Officer



Date  August 14, 1998              /s/ Gregory R. Conley
    -----------------------        --------------------------------------------
                                   Gregory R. Conley
                                   Vice President and Chief Financial Officer
                                   (Principal financial and accounting officer)