Form 10-Q
period 1998-09-30
PRECISE TECHNOLOGY INC
filed 1998-11-16
CIK 1042317

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

       |x|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1998
                                     OR
       |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _____ to _____

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
Yes  X   No
    ---     ---

     As of November 1, 1998, one share of the Company's Common Stock was outstanding.

                              TABLE OF CONTENTS


PART I -  FINANCIAL INFORMATION

          ITEM  1.  Financial Statements                                 3
          ITEM  2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                          10

PART II - OTHER INFORMATION

          ITEM  6.  Exhibits and Reports on Form 8-K                    14

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                          PRECISE TECHNOLOGY, INC.
                        (A WHOLLY-OWNED SUBSIDIARY OF
                        PRECISE HOLDING CORPORATION)

                         CONSOLIDATED BALANCE SHEETS


                                                                      September 30,         December 31,
                                                                          1998                 1997
                                                                          ----                 ----
                                                                       (unaudited)
                              ASSETS
Current assets:
   Cash and cash equivalents                                           $    178,806        $    560,059
   Accounts receivable, net                                              13,479,199          12,944,644
   Inventories                                                            6,605,455           5,855,709
   Prepaid expenses and other                                               933,196             589,156
   Deferred income taxes                                                    989,341             989,341
                                                                       ------------        ------------
     Total current assets                                                22,185,997          20,938,909
Property, plant and equipment, net                                       43,229,467          44,830,561
Intangible and other assets, net                                         27,005,110          27,978,091
                                                                       ------------        ------------
     Total assets                                                      $ 92,420,574        $ 93,747,561
                                                                       ============        ============

                  LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
   Current maturities of long-term debt                                $  6,167,302        $  5,882,842
   Accounts payable                                                       6,589,551           5,805,598
   Accrued liabilities                                                    5,074,919           2,568,161
   Tooling deposits                                                       2,233,024           1,552,200
                                                                       ------------        ------------
     Total current liabilities                                           20,064,796          15,808,801
Long-term debt, less current maturities                                  83,014,426          86,868,663
Deferred income taxes                                                     1,431,162           1,431,162
Commitments and contingencies                                                  --                  --
Stockholder's deficit:
   Common stock, no par value; 1,000 shares authorized, and 1 share issued and outstanding at September 30, 1998 and
     December 31, 1997, respectively                                          1,000               1,000
   Additional paid-in-capital                                             3,554,711           3,554,711
   Minimum pension liability                                               (204,172)           (204,172)
   Retained deficit                                                     (15,441,349)        (13,712,604)
                                                                       ------------        ------------
     Total stockholder's deficit                                        (12,089,810)        (10,361,065)
                                                                       ------------        ------------
     Total liabilities and stockholder's deficit                       $ 92,420,574        $ 93,747,561
                                                                       ============        ============



                           See accompanying notes.

                            PRECISE TECHNOLOGY, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                        CONSOLIDATED STATEMENTS OF INCOME


                                     Three Months Ended                       Nine Months Ended
                                        September 30,                           September 30,
                              ------------------------------------------------------------------------
                                   1998                1997               1998                1997
                                   ----                ----               ----                ----
                                        (unaudited)                             (unaudited)
Net sales                     $ 24,718,321        $ 24,616,210        $ 72,882,652        $ 76,416,604
Cost of sales                   19,364,775          20,144,786          57,989,140          63,009,510
                              ------------        ------------        ------------        ------------
Gross profit                     5,353,546           4,471,424          14,893,512          13,407,094
Selling, general, and
   administrative                2,755,550           2,205,417           7,881,322           6,377,536
Plant closure costs                   --                 8,730              30,648               8,730
Amortization of
   intangible assets               273,828             314,966             901,014             910,092
                              ------------        ------------        ------------        ------------
Operating income                 2,324,168           1,942,314           6,080,528           6,110,736
Other expense
   (income):
     Interest expense            2,578,589           2,522,025           7,778,093           6,409,672
     Other                          12,164             (13,163)            (20,703)            987,437
                              ------------        ------------        ------------        ------------
Loss before income
   taxes and
   extraordinary item             (266,585)           (566,551)         (1,676,862)         (1,286,373)
Provision (benefit)
   for income taxes                291,883            (111,787)             51,883             502,832
                              ------------        ------------        ------------        ------------
Net loss before
  extraordinary item              (558,468)           (454,764)         (1,728,745)         (1,789,205)
                              ------------        ------------        ------------        ------------
Extraordinary item,
  net of tax                          --                  --                  --            (4,840,500)
                              ------------        ------------        ------------        ------------
Net loss                      $   (558,468)       $   (454,764)       $ (1,728,745)       $ (6,629,705)
                              ============        ============        ============        ============



                           See accompanying notes.

                            PRECISE TECHNOLOGY, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Nine Months Ended
                                                                                September 30,
                                                                      ---------------------------------
                                                                         1998                1997
                                                                         ----                ----
                                                                                 (unaudited)
Operating activities
Net loss                                                              $ (1,728,745)       $ (6,629,705)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
     Extraordinary item, net of tax                                           --             4,840,500
     Depreciation and amortization                                       5,801,929           4,942,798
     Amortization of original issue discount and financing fees            418,951             513,152
     Loss on sale of fixed assets                                           71,290             229,466
     Deferred income taxes                                                    --               127,907
     Changes in assets and liabilities:
       Accounts receivable                                                (534,555)            576,271
       Inventories                                                        (749,746)          2,519,464
       Prepaid expenses and other                                         (685,521)            (92,214)
       Accounts payable                                                    783,953             (91,355)
       Accrued liabilities                                               2,506,758           1,232,418
       Tooling deposits                                                    680,824            (370,697)
                                                                      ------------        ------------
Net cash provided by operating activities                                6,565,138           7,798,005

Investing activities
Capital expenditures                                                    (2,019,243)         (3,918,714)
Proceeds from sale of fixed assets                                         111,720           1,449,000
                                                                      ------------        ------------
Net cash used in investing activities                                   (1,907,523)         (2,469,714)

Financing activities
Borrowings on revolving line of credit                                  11,900,000          16,400,000
Payments on revolving line of credit                                   (14,300,000)        (11,700,000)
Proceeds from bond issuance                                                   --            75,000,000
Repayment of long-term debt                                             (2,638,868)        (60,813,389)
Prepayment of debt premiums                                                   --            (2,398,940)
Payment of financing fees                                                     --            (4,292,309)
Redemption of common stock                                                    --            (3,314,617)
Redemption of preferred stock                                                 --            (8,250,000)
Dividends paid on common and preferred stock                                  --            (6,814,317)
                                                                      ------------        ------------
Net cash used in financing activities                                   (5,038,868)         (6,183,572)
                                                                      ------------        ------------
Net decrease in cash                                                      (381,253)           (855,281)
Cash at beginning of period                                                560,059           1,310,564
                                                                      ------------        ------------
Cash at end of period                                                 $    178,806        $    455,283
                                                                      ============        ============



                             See accompanying notes.

                                                                  Nine Months Ended
                                                                     September 30,
                                                               ----------------------
                                                                  1998          1997
                                                                  ----          ----
                                                                       (unaudited)
Supplemental disclosures of cash flow information:
  Cash paid during the period for:

     Interest                                                  $5,275,582   $3,497,494
                                                               =======================
     Income taxes                                              $   30,441   $  390,461
                                                               =======================

Supplemental schedule of noncash investing and financing
   activities:
     Capital lease agreements for equipment                    $1,469,091   $1,644,541
                                                               =======================








                             See accompanying notes.

                          PRECISE TECHNOLOGY, INC.
                        (A WHOLLY-OWNED SUBSIDIARY OF
                        PRECISE HOLDING CORPORATION)

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1998

                                 (Unaudited)

1.   Financial Statement Presentation

     The consolidated balance sheet at September 30, 1998, and the consolidated statements of income and consolidated statements of cash flows for the periods ended September 30, 1998 and 1997, have been prepared by Precise Technology, Inc. (the "Company"), without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1998 and for the periods presented have been made.

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

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires the adjustment to the minimum pension liability, which prior to adoption was reported separately in shareholders' equity, to be included in other comprehensive income. The Company had no comprehensive income for the periods ended September 30, 1998 and 1997, respectively.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation. These reclassifications had no effect on net income or comprehensive income.

2.   Inventories

The major components of inventories were as follows:


                        September 30,   December 31,
                           1998             1997
                        (unaudited)
Finished products       $1,697,425       $1,679,131
Raw materials            2,177,423        2,349,130
Tooling and dies         2,730,607        1,827,448
                        ----------       ----------
Total                   $6,605,455       $5,855,709
                        ==========       ==========

3.   Long-Term Debt

     On June 13, 1997, the Company issued $75,000,000 of 11-1/8% Senior Subordinated Notes due 2007 (the "Notes"). The Company used the net proceeds from the issuance of the Notes and approximately $8,200,000 of borrowings under its New Credit Agreement ("NCA") to extinguish certain existing indebtedness, redeem its redeemable preferred stock, repurchase certain shares of its common stock, make a distribution to Precise Holding Corporation, parent of the Company ("Parent"), and pay fees and expenses related to these refinancing transactions.

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

4.   Commitments and Contingencies

  (a)  Litigation

     The Company is involved from time to time in lawsuits that arise in the normal course of business. The Company actively and vigorously defends all lawsuits. Management believes that there are no pending lawsuits that are expected to have a material effect on the Company's financial position.

  (b)  Collective Bargaining Agreement

     In October 1998, the Company entered into a new collective bargaining agreement with approximately 5% of the Company's employees. This new collective bargaining agreement, which expires on February 2, 2002, replaces the old collective bargaining agreement that expired on February 2, 1998. The Company believes that its relationship with its employees is generally good.

5.   Financial Information for Subsidiary Guarantors

     The Company's payment obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, the "Subsidiary Guarantees") by Precise Technology of Delaware, Inc., Precise Technology of Illinois, Inc., Precise TMP, Inc., Precise Polestar, Inc., and Massie Tool, Mold and Die, Inc., each a direct or indirect wholly-owned subsidiary of the Company and each a "Guarantor." These subsidiaries represent substantially all of the operations of the Company conducted in the United States. In accordance with previous positions taken by the Securities and Exchange Commission, the following summarized financial information illustrates the composition of the combined Guarantors. Separate complete financial statements of the respective Guarantors are not presented because management has determined that they would not provide additional material information that would be useful in assessing the financial composition of the Guarantors. No single Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in the event of a default on its Subsidiary Guarantees other than its subordination to senior indebtedness described above in Note 3. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                  Summarized Combined Financial Information
                 For the Nine Months Ended September 30, 1998
                                 (unaudited)

                                               Guarantor                         Consolidated
                               Parent         Subsidiaries     Eliminations          Total
                               ------         ------------     ------------          -----

Current assets              $  5,158,364      $ 63,498,271     $(46,470,638)     $ 22,185,997
Non-current assets            83,917,307        55,149,176      (68,831,906)       70,234,577
Current liabilities           38,396,265        28,139,169      (46,470,638)       20,064,796
Non-current liabilities       77,410,972         7,034,616             --          84,445,588
Net sales                     10,960,732        62,244,827         (322,907)       72,882,652
Gross profit                   2,024,634        12,868,878             --          14,893,512
Net (loss) income             (6,235,475)        4,506,730             --          (1,728,745)

                  Summarized Combined Financial Information
                For the Nine Months Ended September 30, 1997
                                 (unaudited)

                                                                Guarantor                         Consolidated
                                                 Parent        Subsidiaries     Eliminations          Total
                                                 ------        ------------     ------------          -----

Current assets                               $  4,848,299      $ 55,659,446     $(38,255,768)     $ 22,251,977
Non-current assets                             84,236,708        56,095,674      (68,831,906)       71,500,476
Current liabilities                            34,000,129        21,436,927      (38,255,768)       17,181,288
Non-current liabilities                        80,575,878         5,801,059             --          86,376,937
Net sales                                      13,554,517        63,168,581         (306,494)       76,416,604
Gross profit                                    2,491,027        10,916,067             --          13,407,094
(Loss) income from continuing operations
   before extraordinary item                  (11,234,203)        9,444,998             --          (1,789,205)
Net (loss) income                             (12,245,975)        5,616,270             --          (6,629,705)


----------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's operating data for the three and nine months ended September 30, 1998 and 1997 are set forth below as percentages of net sales:

                                                     Three Months Ended            Nine Months Ended
                                                        September 30,                 September 30,
                                                  ------------------------      -----------------------
                                                    1998           1997           1998           1997
                                                    ----           ----           ----           ----
Net sales                                           100.0%         100.0%         100.0%         100.0%
Cost of sales                                        78.4           81.8           79.6           82.5
                                                    -----          -----          -----          -----
Gross profit                                         21.6           18.2           20.4           17.5
Selling, general and administrative                  11.1            9.0           10.8            8.3
Plant closure costs                                   0.0            0.0            0.0            0.0
Amortization of intangible assets                     1.1            1.3            1.3            1.2
                                                    -----          -----          -----          -----
Operating income                                      9.4            7.9            8.3            8.0
Other expense (income):
   Interest expense                                  10.4           10.2           10.7            8.4
   Other                                              0.0            0.0            0.0            1.3
                                                    -----          -----          -----          -----
Loss before income taxes and extraordinary
   item                                              (1.1)          (2.3)          (2.3)          (1.7)
Provision (benefit) for income taxes                  1.2           (0.5)           0.1            0.6
                                                    -----          -----          -----          -----
Net loss before extraordinary item                   (2.3)          (1.8)          (2.4)          (2.3)
Extraordinary item, net of tax                        0.0            0.0            0.0           (6.4)
                                                    =====          =====          =====          =====
Net loss                                             (2.3)%         (1.8)%         (2.4)%         (8.7)%
                                                    =====          =====          =====          =====



RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 compared to Three Months Ended September 30, 1997

     Net sales. The Company's net sales increased to $24.7 million for the three months ended September 30, 1998, an increase of $0.1 million, or 0.4%, over the comparable period in the prior year. The increase in net sales was attributable to increased volumes to certain customers due to a higher demand for the customers' end product line and the addition of a significant new product line for one of the Company's largest customers. These increases were partially offset by: (i) customer insourcing, (ii) the loss of a customer to a competitor with a closer "ship-to" point, (iii) lower than anticipated volume requirements of certain customers' end product lines due to product line maturity, (iv) two customers being involved with business combinations that have slowed their volume requirements and (v) reduction in resin prices which are passed through to the customer.

     Gross profit. The Company's gross profit increased to $5.4 million for the three months ended September 30, 1998, an increase of $0.9 million, or 19.7%, over the comparable period in the prior year. Gross profit margin increased to 21.7% for the three months ended September 30, 1998, from 18.2% in the comparable period in the prior year. The increase in gross profit and gross profit margin was primarily due to: (i) lower raw material costs from aggressive purchasing tactics, (ii) increase in employee utilization and
(iii) a favorable change in product mix.

     Selling, general and administrative. Selling, general and administrative expenses increased to $2.8 million for the three months ended September 30, 1998, an increase of $0.6 million, or 24.9%, over the comparable period in the prior year. The increase in selling, general and administrative expenses was primarily due to: (i) increased salaries and wages for additional corporate personnel, (ii) costs associated with the implementation of a new Enterprise Resource Planning system and (iii) increased expenses due to a pursuit of potential acquisitions.

     Amortization. The Company's amortization of intangible assets decreased to $274,000 for the three months ended September 30, 1998, a decrease of $41,000, or 13.1%, from the comparable period in the prior year. The decrease is due to the expiration of two non-compete agreements from previous acquisitions during the three months ended September 30, 1998.

     Operating income. Operating income increased to $2.3 million for the three months ended September 30, 1998, an increase of $0.4 million, or 19.7%, over the comparable period in the prior year. Operating income as a percentage of net sales increased to 9.4% for the three months ended September 30, 1998 from 7.9% in the comparable period in the prior year primarily due to: (i) higher gross profit resulting from lower raw material costs from aggressive purchasing tactics, (ii) increase in employee utilization and (iii) a favorable change in product mix.

     Interest expense. Interest expense increased to $2.6 million for the three months ended September 30, 1998, an increase of $0.1 million, or 2.2%, over the comparable period in the prior year. This increase is primarily a result of interest due on additional capital leases.

     Provision for income tax. The Company's effective tax rates differed from the applicable statutory rates for the three months ended September 30, 1998 and 1997 primarily due to nondeductible goodwill amortization.

Nine Months Ended September 30, 1998 compared to Nine Months Ended September 30, 1997

     Net sales. The Company's net sales decreased to $72.9 million for the nine months ended September 30, 1998, a decrease of $3.5 million, or 4.6%, from the comparable period in the prior year. The decrease in net sales was attributable to: (i) customer insourcing, (ii) the loss of two customers to competitors with closer "ship-to" points, (iii) lower than anticipated volume requirements of certain customers' end product lines due to product line maturity, (iv) two customers' being involved with business combinations that have slowed the volume requirements and (v) reduction in resin prices which are passed through to the customer. These decreases were partially offset by increased volumes to certain customers due to a higher demand for the customers' end product line and the addition of a significant new product line for one of the Company's largest customers.

     Gross profit. The Company's gross profit increased to $14.9 million for the nine months ended September 30, 1998, an increase of $1.5 million, or 11.1%, from the comparable period in the prior year. Gross profit margin increased to 20.4% for the nine months ended September 30, 1998 from 17.5% in the comparable period in the prior year. The increase in gross profit and gross profit margin was primarily due to: (i) lower raw material costs from aggressive purchasing tactics, (ii) increase in employee utilization, (iii) a favorable change in product mix and (iv) increased margins from the mold making facilities.

     Selling, general and administrative. Selling, general and administrative expenses increased to $7.9 million for the nine months ended September 30, 1998, an increase of $1.5 million, or 23.6%, over the comparable period in the prior year. The increase in selling, general and administrative expenses was primarily due to: (i) increased salaries and wages for additional corporate personnel, (ii) costs associated with the implementation of a new Enterprise Resource Planning system, (iii) increased expenses due to a pursuit of potential acquisitions and (iv) additional fees for various management services and other corporate activities.

     Amortization. The Company's amortization of intangible assets remained constant at approximately $0.9 million for the nine months ended September 30, 1998 and 1997, respectively.

     Operating income. Operating income remained constant at $6.1 million for the nine months ended September 30, 1998 and 1997. Operating income as a percentage of net sales increased to 8.3% for the nine months ended September 30, 1998 from 8.0% in the comparable period in the prior year. The increase in operating income as a percentage of net sales is primarily due to the increase in gross profit margin which was partially offset by the increase in selling, general and administrative expenses.



                                     11
----------------------------------------------------------------------------

     Interest expense. Interest expense increased to $7.8 million for the nine months ended September 30, 1998, an increase of $1.4 million, or 21.3%, over the comparable period in the prior year. This increase is primarily a result of interest due on an increased level of indebtedness outstanding as a result of the change in the Company's capital structure, which included the issuance of the Notes.

     Provision for income tax. The Company's effective tax rates differed from the applicable statutory rates for the nine months ended September 30, 1998 and 1997 primarily due to nondeductible goodwill amortization.

Liquidity and Capital Resources

     The Company generated cash flows from operations totaling $6.6 million and $7.8 million in the nine months ended September 30, 1998 and 1997, respectively. The decrease in cash flows from operations is primarily attributable to an increase in working capital including an increase in inventories associated with tooling projects, accounts receivable and prepaid expenses.

     The Company's cash flows used in investing activities totaled $1.9 million and $2.5 million, excluding capital lease agreements for equipment totaling $1.5 million and $1.6 million, in the nine months ended September 30, 1998 and 1997, respectively. During the first nine months of 1998, the Company expended approximately $0.5 million in cash capital expenditures primarily for its new Enterprise Resource Planning system, $0.4 million in cash capital expenditures on plant refurbishments and $0.5 million in cash capital expenditures on machinery and ancillary equipment for a new project for one of the Company's larger customers. The Company expects to incur approximately $2.1 million of which $1.0 million will be in the form of cash capital expenditures primarily on machinery and equipment and plant refurbishment over the remaining three months of 1998.

     The Company's cash flows used in financing activities totaled $5.0 million and $6.2 million for the nine months ended September 30, 1998 and 1997, respectively. During the nine months ended September 30, 1998, regularly scheduled principal payments on the Company's capital lease obligations of $2.6 million and repayments of revolving loans under the NCA of $2.4 million contributed to the cash used in financing activities. During the nine months ended September 30, 1997, the Refinancing Transactions contributed to the cash used in financing activities.

     Management believes that the Company's cash flow from operations, together with borrowing availability under the NCA, of which $23.9 million existed at September 30, 1998, will provide it with sufficient liquidity necessary to fund capital improvements, service indebtedness and meet working capital requirements for the Company's existing operations. However, the Company is highly leveraged and, as a result, funds available for working capital, capital expenditures, and other purposes may be limited or unavailable in the event the Company does not generate cash flow at or above expected levels, which could have a material adverse effect on the Company's business, financial condition and results of operations. See"-Cautionary Statement on Forward-Looking Statements"

Year 2000

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of time-sensitive information by the Company's computerized information systems. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar business activities ("Y2K").

State of Readiness

     In 1997, the Company began a program to assess the impact of the Y2K issue on the software and hardware used in the Company's operations and has identified various areas to focus its Y2K compliance efforts. They include business computer systems, manufacturing and warehousing systems, end-user computing, technical infrastructure, and supplier and service provider systems. The program's phases include assessment and planning, remediation, testing and implementation.

     The Company's management has begun a program to prepare the Company's computer systems and related applications for the Y2K. The Company believes that a majority of its Y2K issues will be addressed by the installation of an Enterprise Resource Planning ("ERP") system software package by BaaN. The ERP system, which is Y2K compliant and will be used for the Company's primary business application at its headquarters and manufacturing facilities, currently is being installed. The Company has developed a comprehensive plan to assist all departments and manufacturing facilities in working towards compliance with Y2K issues for all other systems beyond those being addressed by the ERP system. If the Company's systems or the systems of other companies on whose services the Company depends or with whom the Company's systems interface are not Y2K compliant, it could have a material adverse effect on the Company's business, financial condition and results of operations.

Y2K Costs

     Total costs for the Company's Y2K compliance efforts are currently estimated to be approximately $3.0 to $3.5 million of which approximately $2.1 million has been incurred as of September 30, 1998. The majority of these costs relate to the ERP system installations and upgrades of which a portion have been or will be capitalized and charged to expense over the estimated useful life of the associated software and hardware. The remaining costs have been or will be charged directly to expense.

Y2K Risks

     The reasonable worst-case scenario for the Company with respect to the Y2K problem is the failure of a key system or supplier system that causes shipments of the Company's products to customers to be temporarily interrupted. This could result in the Company not being able to produce one or more product lines for a period of time, which in turn could lead to lost sales and profits for the Company and its customers. The Company has been given a favorable risk assessment for Y2K compliance by a number of the Company's suppliers and customers.

Contingency Plans

     As a part of the Company's Y2K strategy, contingency plans are being developed and any systems requiring remediation will have one or more contingency plans. The Company's staff, independent accountants and the Board of Directors are updated on a regular basis as to the Y2K status. In addition, supplier site audits, where appropriate, are to be performed in 1999.

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

     In June 1998, the FASB issued SFAS No. 133, Accounting of Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The implementation of SFAS No. 133 is not expected to have a significant impact on the Company's financial statements. The standard will be effective for the Company for the year ended December 31, 2000.

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


                                    PRECISE TECHNOLOGY, INC.
                                       (Registrant)


Date  November 16, 1998             /s/  John R. Weeks
      ---------------------         ------------------
                                    John R. Weeks
                                    President and Chief Executive Officer



Date  November 16, 1998             /s/ Gregory R. Conley
      ---------------------         ---------------------
                                    Gregory R. Conley
                                    Vice President and Chief Financial Officer
                                    (Principal financial and accounting officer)