Form 10-K405
period 1998-12-31
PRECISE TECHNOLOGY INC
filed 1999-03-31
CIK 1042317

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)

               |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR

               |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from ..................... TO .....................

                        Commission file number: 333-32041

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         As of March 31, 1999, the number of shares outstanding of the registrant's Common Stock, no par value, was 1 share. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable. See Part II,
Item 5 of this Report.

                             CROSS REFERENCE SHEET
                                      AND
                               TABLE OF CONTENTS

                                                                     Page Number
                                                                    or Reference
                                                                    ------------

                                     PART I

ITEM 1    Business ..............................................           3
ITEM 2.   Properties ............................................          13
ITEM 3.   Legal Proceedings .....................................          13
ITEM 4.   Submission of Matters to a Vote of Security Holders ...          13

                                    PART II

ITEM 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters .................................          14
ITEM 6.   Selected Financial Data ...............................          14
ITEM 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations .................          15
ITEM 7A.  Quantitative and Qualitative Disclosures About Market
            Risk ................................................          22
ITEM 8.   Financial Statements and Supplementary Data ...........          22
ITEM 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure .................          22

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant ....          23
ITEM 11.  Executive Compensation ................................          24
ITEM 12.  Security Ownership of Certain Beneficial
            Owners and Management ...............................          27
ITEM 13.  Certain Relationships and Related Transactions ........          29

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports
            on Form 10-K .......................................           31

                                    PART I

ITEM 1. BUSINESS

         Precise Technology, Inc. ("Precise," and together with its direct and indirect subsidiaries, the "Company," unless the context otherwise requires), was founded in 1964 and incorporated in 1969. The Company operates in two segments: Injection Molding and Mold Making. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations.

         The Injection Molding segment produces precision plastic products, focusing on three broad markets: healthcare, packaging and consumer/industrial products. These markets are characterized by high volume requirements, long product life cycles, limited vulnerability to recessionary trends and relatively low susceptibility to off-shore competition. The Company differentiates itself by providing total project management, including value-added services, for the manufacture of highly engineered, close tolerance products, such as disposable medical devices, thin-wall consumer product containers and electrical connectors. The Company currently serves a diverse base of original equipment manufacturers ("OEMs"), including Fortune 500 companies such as Abbott Laboratories ("Abbott Labs"), The Gillette Company ("Gillette") and The Procter & Gamble Company ("Procter & Gamble"). The Company is the sole or primary source supplier of the products that it manufactures for many of its customers.

         The Mold Making segment provides customers in the same markets as the Injection Molding segment with extensive product design, prototype development, mold design and mold manufacturing. The Company focuses on high cavitation, close tolerance molds for the healthcare, packaging and consumer/industrial markets. The Company performs, or expects to perform, the injection molding for a majority of the products for which it makes molds. Plastic products for which the Company built the mold but which are not injection molded by the Company are typically molded in-house by the customer.

         Information attributable to each of the Company's segments is as follows:


                                                                  Year Ended December 31, 1998
                                           ----------------------------------------------------------------------------
                                                                                    Unallocated
                                           Injection Molding         Mold            Corporate             Total
                                                                    Making             Items           Consolidated
                                           ------------------  -----------------  -----------------  ------------------
                                                                         (in thousands)
Revenues from external customers                 $82,064              $15,961          $       -           $98,025
Segment gross margin                              19,302                1,264                  -            20,566
Depreciation and amortization expense              5,245                1,017              1,507             7,769
Interest expense                                       -                    -             10,311            10,311
Segment assets                                    48,711               13,565             31,132            93,408
Net capital expenditures                           4,167                  806                597             5,570


                                                                  Year Ended December 31, 1997
                                           ----------------------------------------------------------------------------
                                                                                    Unallocated
                                               Injection             Mold            Corporate             Total
                                                Molding             Making             Items           Consolidated
                                           ------------------  -----------------  -----------------  ------------------
                                                                         (in thousands)
Revenues from external customers                 $88,003              $12,734           $      -           $100,737
Segment gross margin                              18,350                 (345)                 -             18,005
Depreciation and amortization expense              4,341                  948              1,427              6,716
Interest expense                                       -                    -              8,771              8,771
Segment assets                                    50,413               10,587             32,639             93,639
Net capital expenditures                           6,869                1,159              1,732              9,760


                                                                  Year Ended December 31, 1996
                                           ----------------------------------------------------------------------------
                                                                                    Unallocated
                                               Injection             Mold            Corporate             Total
                                                Molding             Making             Items           Consolidated
                                           ------------------  -----------------  -----------------  ------------------
                                                                         (in thousands)
Revenues from external customers                 $83,674              $ 9,615          $       -            $93,289
Segment gross margin                              16,128                  684                  -             16,812
Depreciation and amortization expense              3,415                  685              1,253              5,353
Interest expense                                       -                    -              6,131              6,131
Segment assets                                    54,433               10,952             33,674             99,059
Net capital expenditures                           5,017                  721                638              6,376



         For further information on the Company's segments see Footnote 13 to the Financial Statements.

Injection Molding

         The Company operates approximately 175 molding machines in ten strategically located facilities throughout the eastern and midwestern United States. The Company is capable of providing its customers with close tolerance injection molding and value-added finishing services such as packaging, assembly and decoration. The Company's technologically advanced, computer-aided manufacturing facilities and equipment enable it to engineer custom solutions to technically demanding customer requirements, which are generally characterized by close tolerances and high speed, volume and durability parameters. The high level of automation in many of the Company's manufacturing facilities minimizes both direct labor input and scrap loss. The Company believes that its leading technical capabilities and reputation for high quality products, on-time deliveries and reliability have enabled it to both obtain new customers and further penetrate existing customers.

         Injection molding is one of the most widely used plastic processing methods in the world. Management believes the plastic injection molding industry will grow due to the relative design and production versatility offered by injection molding versus other manufacturing processes and the continued substitution of plastic for materials such as metal, glass and paper. The Company believes that this substitution is primarily the result of plastic's unique physical product attributes such as recyclability, durability, cosmetic appeal, flexibility of form and cost and weight advantages.

Mold Making

         The Company operates three facilities with mold making capabilities, including one of the largest facilities in the United States. These facilities offer a full range of services, including conceptual part and mold design, building and testing. The mold making facilities are able to produce a variety of production molds from stack molds and unscrewing molds to prototype and hot runner molds. Management views the Company's mold designing and building operations not simply as supportive of its manufacturing business, but as an independent profit center.

Competitive Strengths

         Management believes that the Company is well positioned to capitalize on the favorable trends in the plastics injection molding industry and to enhance its position in its target markets. The following are, in management's view, the Company's principal competitive strengths:

      Full-service Capabilities. The Company's two business segments offer comprehensive services ranging from product design, product development and mold making through molding, decorating and assembly. As one of a limited number of injection molders in the United States capable of offering such comprehensive services, management believes that the Company is well positioned to benefit from the consolidation currently taking place in the injection molding industry and the trend among high volume OEMs to increasingly rely upon custom injection molders for total project management.

      Advanced Manufacturing Capabilities. The Company uses state-of-the-art computer-aided design/ computer-aided manufacturing ("CAD/CAM") technology in the design and manufacture of its molds and subjects each mold to extensive testing to ensure that it meets high quality standards. The Company has also made substantial investments in advanced high speed molding machines and significantly expanded its use of automation and robotics in its manufacturing and assembly operations. As a result of its efforts, the Company has received numerous quality awards, including Gillette's OmniMark Award, the Lexmark International Prestige Supplier Award, the SC Johnson Partners in Quality Award and the bioMerieux Vitek World Class Supplier Award. In addition, the Company has achieved "ship-to-stock" status with many of its customers, whereby the Company's products are not subject to quality inspections by such customers prior to being stocked. Management believes that the Company's mold making capabilities and the high quality of its molding have been integral in the Company's strategy of focusing on highly engineered products.

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

Business Strategy

      The Company's objective is to enhance its position as a leading supplier of plastic molded products to leading OEMs in the healthcare, packaging and consumer/industrial markets. The key elements of the Company's business strategy to achieve this objective are as follows:

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

       Invest in Technology and Quality Improvements. The Company continues to improve productivity through an on-going program of upgrading equipment and facilities and investing in automation, robotics and other technological improvements. Since 1991, the Company has made substantial investments in new mold making equipment and injection molding machines which have led to improved cycle times, lower operating expenses and higher quality products. In addition, nine of the Company's twelve facilities are currently ISO 9000 registered, and the Company is actively pursuing ISO certification of the three remaining facilities. Management believes that by continuing to invest in new technology and focusing on quality, the Company is well positioned to increase sales to existing customers, develop new customer relationships and improve its profit margins through increased operating efficiencies.

       Reduce Costs and Increase Productivity. The Company focuses on simultaneously reducing costs while meeting the high quality standards of its customers. Each of the Company's facilities utilizes total quality management techniques, including the use of statistical process control and extensive employee involvement. The Company's employees receive training each year which is designed to increase productivity, safety and manufacturing quality and to foster the concept of "continuous improvement." Through an innovative Performance Sharing Program, the Company's employees focus on cost of goods sold and receive incentives to maximize gross margins by minimizing costs. Management also continues to improve asset utilization and increase manufacturing productivity by consolidating underperforming facilities and streamlining the Company's workforce. These initiatives have resulted in an increase in the Company's net sales per employee from $87,000 in 1991 to $127,000 in 1998.

       Further Develop Partnerships with Key Customers. Management believes that its partnerships enable suppliers and OEMs to focus on long-term strategy and often result in faster product development, design flexibility, lower costs and improved product quality. For example, The Company currently has two state-of-the-art Customer-Aligned-Production ("CAP") facilities. One is located in Newark, Delaware (the "Delaware CAP Facility") which is specifically designed to serve the needs of Procter & Gamble and other customers in the thin-wall packaging market. At this facility, using state-of-the-art molding machines, highly engineered stack molds and high speed automation, the Company currently is the sole source manufacturer of polypropylene containers for Baby Fresh((TM)) baby wipes for Procter & Gamble and Softkins((TM)) moist tissues for Kimberly-Clark Corporation ("Kimberly-Clark"). The Company's second CAP facility is located in Holden, Massachusetts (the "Holden CAP Facility") which is dedicated solely to the production of the Gillette Mach3((TM)) razor base tray. The Company is currently the sole source manufacturer of trays for Gillette. Production at this facility includes precision injection molding as well as sputter coating (the process used to make compact discs). Other downstream automation in the production process includes pad printing, automatic vision inspection, hot melt assembly and packing into cartons. The Company intends to continue to pursue CAP opportunities and similar partnerships with these and other customers.

       Selectively Pursue Acquisition Opportunities. Strategic acquisitions have been, and management believes will continue to be, an important element in the Company's growth and in its efforts to capitalize on favorable industry trends. The Company's acquisitions have expanded its OEM customer base, complemented its existing technological and manufacturing capabilities, presented substantial cost savings opportunities and provided significant growth opportunities. The Company will consider future acquisition opportunities that are attractively priced and that it believes will strengthen its customer base, broaden its geographic presence, enhance its production capabilities and/or provide significant operating synergies.

Industry

         Injection molding is one of the most widely used plastic processing methods in the world due to the high-quality properties of the finished product and its cost effectiveness. Despite increased demand for plastic injection molded products, the United States injection molding industry remains highly fragmented. The United States injection molding industry is currently comprised of over 7,000 molders, a substantial majority of which are small operators or captive divisions of larger companies. The capabilities of these molders vary widely, as do their end markets.

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

         In addition to the growth projected for the plastics industry as a whole, growth for larger injection molders such as the Company is driven by industry consolidation and the trend among OEMs to outsource their injection molding needs. Management believes that the consolidation of the highly fragmented plastics injection molding industry has accelerated in recent years as a result of customer preferences toward larger, full-service independent molders that are able to provide total project management. As OEMs place increasing emphasis on minimizing the "time to market" for their new products and ensuring that their requirements for production, quality and timely delivery are satisfied, they are increasingly relying on one full-service supplier for each new product launch. In many cases, the combination of increasingly complex applications for plastic molded parts, the limited number of qualified molders and the desire of OEMs to reduce sourcing costs has resulted in the creation of partnerships between OEMs and molders who have proven their ability to provide effective total project management, high quality products and timely delivery. These partnerships enable OEMs and molders to focus on long-range strategy and often result in faster product development, greater design flexibility, lower costs and improved product quality.

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

Markets and Products

         The Company is a leading supplier of plastic injection molded products and one of the largest mold makers in the United States, producing a wide variety of products for the healthcare, packaging and consumer/industrial markets. The following is a description of the principal markets served by the Company as well as the products the Company produces for those markets.

     Healthcare

         Plastic molded components for healthcare applications represented approximately 13.5% and 16.2% of the Company's net sales and injection molding net sales in 1998, respectively. The Company's primary healthcare products in 1998 included disposable diagnostic cards, syringes, sample systems and surgical components. During 1998, the Company's four largest healthcare market customers were Abbott Labs, bioMerieux Vitek, Ethicon Endo-Surgery, a division of Johnson & Johnson ("Ethicon") and Mallinckrodt, with bioMerieux Vitek having entered into primary source supply agreements with the Company.

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

     Packaging

         Plastic molded components for packaging applications represented approximately 60.7% and 72.5% of the Company's net sales and injection molding net sales in 1998, respectively. The Company's primary packaging products in 1998 included caps and cap liners, closures and packaging for shaving cream, deodorant and feminine products. During 1998, in the packaging market, the Company's four largest customers were Procter & Gamble, Gillette, The Dial Corporation ("Dial") and Chesebrough-Pond's USA Co., a division of Unilever United States, Inc. The Company has entered into sole or primary source supply agreements with Procter & Gamble and Dial.

         The Company's packaging sales are primarily related to personal care and household products. Given the intense competition among consumer products companies, consumer goods marketers are increasingly focusing on packaging as a relatively inexpensive method of creating brand differentiation.

     Consumer/Industrial

         Plastic molded components for consumer/industrial applications represented approximately 8.5% and 10.1% of the Company's net sales and injection molding net sales in 1998, respectively. The Company's primary consumer/industrial products in 1998 included printer components, electrical connectors and air freshener components. During 1998, the Company's four largest consumer/industrial market customers were Lexmark, AMP, Incorporated, Eaton Corporation and Rayovac Corporation.

         The consumer/industrial markets the Company serves primarily include consumer containers and audio/electronics components. The consumer containers market has been growing rapidly due in part to the conversion of many products from metal, glass and paper to plastic. Plastic is the preferred material for many applications due to its low cost, functional performance, reusability and recyclability. Demand for plastic audio/electronic components is driven by both the overall demand for audio/electronic products and the percentage of those products composed of plastic. Strong projected growth for increased use of plastics is fueled by long product life cycles and consumer demand for more durable, lightweight and low-cost products.

     Mold Making

         Mold making operations represented approximately 16.3% of the Company's total net sales in 1998. Products produced with the molds manufactured by the Company in 1998 included deodorant dispensers, personal care products, medical disposables and containers. The Company performs, or expects to perform, the injection molding for a majority of the products for which it makes molds. Plastic products for which the Company built the mold but which are not injection molded by the Company are typically molded in-house by the customer. During 1998, the Company's four largest mold making customers were Procter & Gamble, Abbott Labs, Pass & Seymour Legrand ("Pass & Seymour") and Spalding Sports Worldwide.

Customers

         Substantially all of the Company's injection molding sales are made to major OEMs in the healthcare, packaging and consumer/industrial markets. During 1998, the Company produced a wide variety of products for over 100 customers, with the Company's ten largest customers accounting for approximately 74.7% of its injection molding net sales. The Company's largest injection molding customers are Procter & Gamble, Gillette, Dial and Lexmark, which represented approximately 24.8%, 18.8%, 7.4% and 6.9%, respectively, of the Company's injection molding net sales in 1998.

         Like the injection molding segment, substantially all of the Company's mold making sales are made to major OEMs in the healthcare, packaging and consumer/industrial markets. During 1998, the Company's ten largest mold making customers accounted for approximately 80.6% of its mold making net sales. The Company's largest mold making customers are Procter & Gamble, Abbott Labs, Pass & Seymour and Spalding, which represented approximately 20.7%, 16.2%, 11.8% and 8.3%, respectively of the Company's mold making net sales in 1998.

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

Sales and Marketing

         Substantially all of the Company's sales are made through the Company's direct sales force which is located throughout the regions in which the Company operates. The Company's sales and marketing team's in the injection molding segment are organized according to the Company's target markets: healthcare, packaging and consumer/industrial. In addition, the Company has a direct sales force concentrating in the mold making segment. Management believes this is the most efficient and effective way to develop and maintain customer relationships, stay abreast of technical and other developments that may result in changing customer or consumer preferences and take advantage of new business opportunities. Sales and marketing personnel emphasize the Company's full-service injection molding capabilities to customers and focus on improving communication and coordination between the Company's marketing, production and product design personnel and customers' counterpart employees to develop customized products that enhance customer product differentiation and improve functional performance. In addition, the Company has designated key account specialists to serve its largest customers. By providing dedicated support, the Company believes it can better serve these customers, who, in many cases, have a variety of different product applications or production requirements in multiple locations. The Company's marketing approach will continue to remain focused on meeting the integrated needs of OEMs that require full-service injection molding capabilities.

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

Manufacturing and Operations

         The Company seeks to differentiate itself in the marketplace by being a full-service injection molder capable of meeting the integrated needs of leading OEMs from product design, development and mold making (mold making segment) through molding, decorating and assembly (injection molding segment). Large OEMs increasingly rely on molders for total project management to enhance quality, streamline production processes and to ensure timely completion of programs.

     Injection Molding

         The Company manufactures its products using the plastic injection molding process. The molding operation processes are comparable at each of the Company's facilities. Raw material arrives at each facility where it is inventoried in silos or boxes in the plant (depending upon the volume requirements). In conventional and clean room molding, raw material in the form of pellets is blended to ensure a homogenous mix, dried when necessary, and conveyed through a pneumatically controlled material handling system to the molding presses. The raw material enters the heating chamber where it is melted to a fluid state. Coloring agents are added as appropriate and a reciprocating screw pushes the fluid raw material at high pressure through a nozzle into a closed temperature-controlled mold. At the end of each molding cycle (ranging from six to twenty-eight seconds), the mold opens and the finished parts are ejected from the mold into automated handling systems from which they are packaged for further processing or shipment.

         The Company operates approximately 175 conventional injection molding presses ranging in capacity from 44 to 725 tons. These presses are located in nine strategically located plants, allowing production to be allocated so that the customer's needs are met in a cost-effective and timely manner. The Company also operates eight presses used in the qualification and testing of new molds. The Company's molding operations also include white room and Class 100,000 clean room environments that offer a controlled manufacturing environment for the molding of components used in medical devices. The Company's molds and molding machines are continuously monitored through process and manufacturing systems, which include a preventative maintenance program. Molds in need of repair or scheduled for maintenance are sent to the plant tool shop for cleaning and repairs. If significant repairs are required, the molds are sent to one of the Company's three mold making facilities.

         In order to produce high quality products while containing costs, the Company utilizes the most advanced molding capabilities available in the industry. For example, the Company operates two-by-two "stack" molds, which allow twice the molding capacity of conventional molding systems. For customer specific projects, the Company has developed engineering and automation systems resulting in improved manufacturing efficiencies and lower costs. In addition to its molding capabilities, the Company has significant experience with commodity and engineered thermoplastic polymers.

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

         The Company's state-of-the-art Delaware CAP facility, demonstrates its injection molding capabilities as well as its commitment to developing strategic partnerships with key customers. This facility was specifically designed to produce Baby Fresh((TM)) polypropylene containers for Procter & Gamble and serve other customers in the thin-wall packaging market. This facility using state-of-the-art molding machines, highly engineered stack molds and high-speed automation is able to maintain short cycle times seven days a week. This type of production demands high levels of accuracy and repeatability. To maintain this level of shot-to-shot consistency, the Company uses in-line process control software to monitor critical molding parameters. The success of the Delaware CAP Facility is enhanced through computerization and close customer communication. A bar-coding system automatically tracks inventories and shipments and provides product traceability. The Company's investment in highly automated equipment enables the entire facility to be operated on average by only 24 employees, keeping labor costs to a minimum.

         The Company's second CAP facility, the Holden CAP facility, which began production in 1998, also demonstates the Company's commitment to partnering with key customers. At this facility, the Company is currently the sole source manufacturer of razor base trays for Gillette's triple edge Mach3((TM)) shaver. Production at this facility includes precision injection molding as well as sputter coating (the process used to make compact discs). Other downstream automation in the production process includes pad printing, automatic vision inspection, hot melt assembly and packing into cartons. The Company intends to continue to pursue CAP opportunities and similar partnerships with these and other customers.

     Secondary Processes

         The Company further seeks to differentiate itself in the market by offering a variety of secondary processes at most plant facilities. These secondary processes typically include assembly and the lining of caps, as well as other services, including various decorating techniques, such as hot stamping, pad printing and labeling.

     Mold Making and Technical Capabilities

         The Company's three mold making facilities, which include one of the largest facilities in the United States, offer a full range of services, including conceptual part and mold design, building and testing. In addition, the Company's mold manufacturing facilities provide mold and technical consulting for troubleshooting, repair and preproduction evaluation of parts or drawings. The Company's target markets, selected for their relatively long product life cycles, demand durable molds which can be produced only with the highest-quality mold making equipment. The Company's mold making and technical operations serve this demand by combining craftsmanship with technologically advanced computer-aided design and Computer Numerical Control ("CNC") machining. As a result, the Company can deliver molds that are produced to the proper specifications and delivered on-time. Management views the Company's mold making operations not simply as supportive of its manufacturing business, but as an independent profit center.

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

         The Company's St. Petersburg, Florida mold making facility is one of the largest and most technologically advanced in the injection molding industry. The facility employs mold makers with extensive experience in designing and manufacturing high cavitation production molds and stack molds. The facility contains advanced mold testing and design centers and has five injection molding presses to provide qualification and testing of new molds. The Company's two other mold manufacturing facilities, one of which is located at Company headquarters near Pittsburgh, Pennsylvania and the other of which is located outside Chicago, Illinois, are smaller than the St. Petersburg facility, specialize in molds for smaller, close tolerance plastic parts and have product design and testing capabilities.

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

         In recognition of these customer demands, the Company has centered its manufacturing philosophy on being the highest quality custom injection molder in its targeted end markets. Each of the Company's facilities utilizes total quality management techniques, including the use of statistical process control and the extensive involvement of employees to increase productivity. As a result, the Company has been recognized as a leading supplier of quality injection molded parts to the majority of its key customers. The Company has received numerous quality awards, including Gillette's OmniMark Award, the Lexmark International Prestige Supplier Award, the SC Johnson Partner in Quality Award and the bioMerieux Vitek World Class Supplier Award. "Ship-to-stock" status has been achieved with many customers, including the diagnostic division of Abbott Labs, bioMerieux Vitek, Chesebrough-Pond's and Johnson & Johnson. In addition, nine of the Company's facilities are ISO 9000 registered, and the Company is actively pursuing ISO certification in its remaining three facilities. ISO 9000-series registration certifies compliance by a company with a set of shipping, trading and technology standards promulgated by the International Standardization Organization.

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

         The plastic injection molding industry is highly fragmented. In all three of its target markets the Company competes with Nypro, Inc., which is headquartered in Clinton, Massachusetts, and The Tech Group, Inc. ("The Tech Group"), which is headquartered in Scottsdale, Arizona. The Company competes with Erie Plastics Corp. in both the consumer/industrial and the packaging markets. In addition, in the healthcare market, the Company competes with Tenax Corporation, a primary supplier of surgical devices, and Courtesy Corporation, one of four major suppliers to Abbott Labs. In the packaging market, the Company also competes with The West Company, Inc. and Plastek Industries Incorporated.

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

         The Company's purchasing strategy is to deal with high quality, dependable suppliers. The Company's largest resin suppliers in 1998 were Huntsman and General Polymers, two of the largest plastic resin manufacturers/distributors in North America. In an effort to improve quality and reduce costs, the Company has implemented a "preferred supplier" program which requires the Company's suppliers to adhere to strict performance criteria, including satisfaction of high quality standards, commitment to continuous improvement and participation in the Company's quality assurance and cost improvement initiatives. The "preferred supplier" program also requires supply agreements to incorporate transactional reduction initiatives and include extended and/or discounted payment terms, performance rebates and price protection provisions with respect to commodities that can be effected by changing market conditions. The Company has agreements in place with its primary suppliers pursuant to the program and will generally require that its other suppliers achieve "preferred supplier" status as a condition to future orders.

         The Company does not anticipate having any material difficulties obtaining raw materials in the foreseeable future. With respect to raw material pricing, the Company has experienced price fluctuations comparable to industry trends over the last 18 months. Pursuant to the terms of multi-year supply agreements and purchase orders, the Company historically has had the ability to pass through a substantial portion of resin price increases. Other than typical price protection clauses within its supply agreements, the Company does not otherwise hedge its exposure to increases in raw material prices.

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

         Sampling in 1995 at Tredegar Molded Products Company's ("Tredegar") South Grafton, Massachusetts facility revealed the presence of contaminants in the soil and groundwater at the facility. The concentration of certain substances in the soil exceeded minimum reportable concentrations under Massachusetts environmental regulations; none of the substances detected in groundwater exceeded minimum reportable concentrations. In connection with the acquisition of Tredegar in 1996, the seller agreed, at its cost, to determine the extent of the onsite and off-site contamination resulting from these reportable releases and to perform the clean-up activities necessary to achieve a permanent remediation under the applicable Massachusetts regulations. In December 1996, the seller's consultant issued its final report, which concluded that a condition of "no significant risk" to safety, health, public welfare or the environment had been achieved by remediation activities at the site and stated that no further response actions were recommended for the site. Remediation of the South Grafton site in accordance with the Massachusetts program, however, will not necessarily ensure that the Company might not be subject to further state or federal cleanup orders with respect to the site or claims by adjacent landowners and/or other third parties allegedly impacted by releases at the site, and no assurance can be given that the Company will not incur or elect to assume any liabilities for such remediation as a result of subsequent negotiations, by operation of law or otherwise.

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

Employees

         As of December 31, 1998, the Company employed 739 individuals, of which 176 were salaried and 563 were hourly. Approximately 558 were in the injection molding segment, 122 in the mold making segment and 59 were corporate employees. Approximately 40 employees at the Company's Pittsburgh, Pennsylvania facility, or 5.4% of the Company's total employees, are members of a union and are covered by a collective bargaining agreement which expires in February 2002. The Company believes that its relationship with its employees is generally good.

ITEM 2. PROPERTIES

         The Company operates ten facilities located in the eastern and midwestern United States. Management believes that these facilities are adequate for its present needs. A summary of the Company's facilities is presented in the chart below.

                                   Approximate
Location                          Square Footage    Ownership           Segment                  Markets Served
North  Versailles  (Pittsburgh),        70,000        Owned      Injection molding,     Healthcare, Packaging
  PA                                                             Mold making
  (Headquarters)
West Lafayette, IN                      35,000        Owned      Injection molding      Healthcare, Consumer/Industrial
Newark, DE                              51,000      Leased (1)   Injection molding      Packaging
Des Plaines, IL                         30,000         (2)       Injection molding,     Healthcare, Consumer/Industrial
                                                                 Mold making
Excelsior Springs, MO                   70,000        Owned      Injection molding      Packaging, Consumer/Industrial
South Grafton, MA                      127,000         (3)       Injection molding      Packaging, Consumer/Industrial
Holden, MA                              35,000      Leased (4)   Injection molding      Packaging
St. Petersburg, FL                      81,000        Owned      Injection molding      Packaging, Consumer/Industrial
St. Petersburg, FL                      55,000        Owned      Mold making            Healthcare, Packaging,
                                                                                          Consumer/Industrial
State College, PA                       31,000      Leased (5)   Injection molding      Healthcare, Consumer/Industrial



(1)  Lease expires in December 1999.
(2) This facility is partially owned and partially leased. Leased portion expires in July 1999.
(3) This facility is partially owned and partially leased. Leased portion expires in June 1999.
(4)  Lease expires in June 2001.
(5)  Lease expires in December 2002.


ITEM 3. LEGAL PROCEEDINGS

         The Company does not believe that it or any of its facilities are presently involved in any litigation that will, individually or in the aggregate, have a material adverse effect on its financial condition or future results of operations. The Company maintains liability insurance that the Company considers adequate to insure claims related to usual and customary risks associated with the operation of its facilities.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the forth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established trading market for any class of equity securities of Company.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected historical consolidated financial data of the Company for the five-year period ended December 31, 1998. The selected historical consolidated financial data for the five-year period ended December 31, 1998 were derived from audited consolidated financial statements of the Company. The audited consolidated financial statements of the Company for each of the years in the three-year period ended December 31, 1998 are included elsewhere in this Report. The selected historical consolidated financial data for the years ended December 31, 1995 and 1994 were derived from audited consolidated financial statements of the Company that are not included herein. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, and the accompanying notes thereto, included elsewhere in this Report.

                                                                             Year Ended December 31,
                                                           -------------------------------------------------------------
                                                              1994        1995       1996(1)       1997         1998
                                                                              (Dollars in thousands)
Statement of Income Data:
Net sales                                                    $33,157     $33,542     $93,289    $100,737      $98,025
Cost of sales                                                 26,807      25,877      76,477      82,732       77,459
                                                           ----------- ----------- ------------ ------------ -----------
Gross profit                                                   6,350       7,665      16,812      18,005       20,566
Selling, general and administrative                            3,916       4,454       7,262       8,980       10,737
Plant closure costs                                                -           -         671          69           31
Amortization of intangible assets                                 26          37       1,042       1,224        1,155
                                                           ----------- ----------- ------------ ------------ -----------
Operating income                                               2,408       3,174       7,837       7,732        8,643
Interest expense                                                 956         810       6,131       8,771       10,311
Other (income) expense                                           (72)        148         (25)        873(2)       (51)
                                                           ----------- ----------- ------------ ------------ -----------
Income (loss) before income taxes and extraordinary item       1,524       2,216       1,731      (1,912)      (1,617)
Provision for income taxes                                       574         941       1,265         228          427
                                                           ----------- ----------- ------------ ------------ -----------
Net income (loss) before extraordinary item                      950       1,275         466      (2,140)      (2,044)
Extraordinary item, net of tax                                     -           -           -      (4,841)(3)        -
                                                           ----------- ----------- ------------ ------------ -----------
Net income (loss)                                            $   950     $ 1,275      $  466    $ (6,981)     $(2,044)
                                                           =========== =========== ============ ============ ===========

Cash Flow Data:
Net cash provided by operating activities                     $1,327      $3,170      $9,602      $6,465       $7,659
Net cash used in investing activities (excluding              (1,968)       (998)     (1,829)     (3,490)      (2,875)
Acquisitions) (4)
Net cash provided by (used in) financing activities              650      (2,202)     57,313      (3,726)      (5,104)

                                                                                As of December 31,
                                                           -------------------------------------------------------------
                                                              1994        1995        1996         1997         1998
                                                                             (Dollars in thousands)
Balance Sheet Data:
Total assets                                                 $20,358     $18,863     $99,059     $93,639      $93,408
Long-term debt, including current maturities                   9,164       7,538      64,512      92,752       90,224
Redeemable preferred stock                                         -           -       8,250           -            -
Total stockholder's equity (deficit)                           4,395       5,400       6,953     (10,361)     (12,493)

                                                                             Year Ended December 31,
                                                           -------------------------------------------------------------
                                                              1994        1995       1996(1)       1997         1998
                                                                              (Dollars in thousands)
Other Financial Data:
Depreciation and amortization                                  1,062       1,446       5,353       6,716        7,769
Capital expenditures(5)                                        4,403       1,582       6,376       9,760        5,534
Ratio of earnings to fixed charges(6)                             2.4x        3.4x       1.3x          -            -


(1) The statement of income data, cash flow and other financial data for 1996 reflect the results of operations of Unity Mold Corporation (Unity) and Tredegar Molded Products Company (Tredegar) since they were acquired by the Company on January 25, 1996 and March 29, 1996, respectively.

     (2) Includes (i) a non-recurring charge of $555,000 representing financial advisory fees and out-of-pocket expenses paid to Mentmore and (ii) a $300,000 charge representing legal fees paid to the law firm of Michael D. Schenker Co., LPA, whose principal is an officer of Mentmore Holdings Corporation ("Mentmore"). Both charges were related to the Refinancing Transactions (as defined below).

     (3) The Company recorded an extraordinary loss of $4,841,000, net of tax benefits, for the year ended December 31, 1997, due to the early extinguishment of indebtedness resulting from the repayment of the Retired Notes (as defined below) and the termination of the Prior Credit Agreement in connection with the Refinancing Transactions.

     (4) During 1996 net cash used in the Unity acquisition was $3,308,000 and net cash used in the Tredegar acquisition was $60,493,000.

     (5) Includes capital expenditures financed through capital leases of $2,328,000 in 1994, $536,000 in 1995, $4,201,000 in 1996, $4,810,000 in
     1997 and $2,576,000 in 1998, respectively.

     (6) In calculating the ratio of earnings to fixed charges, earnings consist of income before taxes plus fixed charges. Fixed charges consist of interest expense and amortization of deferred financing costs, whether expensed or capitalized, plus the portion of operating lease expense attributable to interest. For the year ended December 31, 1998, the Company's earnings were inadequate to cover fixed charges by $1,591,000. Adjusted to eliminate non-cash charges of depreciation and amortization of $7,769,000 for the year ended December 31, 1998, such earnings would have exceeded fixed charges by $6,178,000. For the year ended December 31, 1997, the Company's earnings were inadequate to cover fixed charges by $2,081,000. Adjusted to eliminate non-cash charges of depreciation and amortization of $6,716,000 for the year ended December 31, 1997, such earnings would have exceeded fixed charges by $4,635,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company is a leading full-service, custom injection molder of precision plastic products, focusing on three broad markets: healthcare, packaging and consumer/industrial products. The Company is capable of providing its customers with comprehensive custom manufacturing services, including extensive product design and prototype development, mold design and manufacturing, close tolerance injection molding and value-added finishing services such as packaging, assembly and decoration. The Company operates in two segments: Injection Molding and Mold Making.

         In January and March of 1996, the Company completed the acquisitions of Unity and Tredegar, respectively, more than tripling the Company's net sales on a pro forma basis. Management believes that the acquisitions significantly enhanced the Company's prospects for future growth by expanding its manufacturing capabilities, enlarging its customer base, strengthening its relationships with certain existing customers and broadening its geographic presence.

         In June 1997, the Company completed a $75.0 million offering of senior subordinated notes due 2007 (the "Notes"), and used the proceeds in part to repay indebtedness incurred in connection with the Tredegar acquisition. In connection with the Offering, the Company entered into a $30 million Credit Agreement with a financial institution. Borrowings under the Credit Agreement may be used to fund the Company's working capital requirements, finance certain permitted acquisitions and general corporate requirements collectively, the Refinancing Transactions. The Credit Agreement expires in June 2002.

         The Company experienced a 2.7% decrease in net sales during the year ended December 31, 1998, compared to the year ended December 31, 1997. The decrease in net sales from $100.7 million in 1997 to $98.0 million in 1998 was primarily due to (i) customer insourcing, (ii) the loss of two customers to competitors with closer "ship-to" points, (iii) lower than anticipated volume requirements of certain customers' end product lines due to product maturity and
(iv) two customers' being involved with business combinations that have slowed the volume requirements. These decreases were partially offset by increased volumes to certain customers due to higher demand for the customers' end product line and the addition of a significant new product line for one of the Company's largest customers.

         Since the Tredegar acquisition, the Company's management has focused on reorganizing and strengthening its sales and marketing efforts to obtain new business. The Company began to realize the benefits of these efforts in the second half of 1998 and expects to continue to realize these benefits into 1999.

         Operating income for the year ended December 31, 1998 increased from $7.7 million, to $8.6 million, or 11.8%, compared to the operating income for fiscal 1997. This increase resulted primarily from higher gross profit margin which was partially offset by higher selling, general and administrative expenses and lower sales volume.

         The Company's operating data for fiscal years ended December 31, 1996, 1997 and 1998 are set forth below as percentages of net sales:



                                                                                      Year Ended December 31,
                                                                              ----------------------------------------
                                                                                1996           1997           1998
                  Statements of Operations Data:
                  Net sales                                                      100.0%         100.0%         100.0%
                  Cost of sales                                                   82.0           82.1           79.0
                                                                              ----------     ----------     ----------
                  Gross profit                                                    18.0           17.9           21.0
                  Selling, general and administrative                              7.8            8.9           11.0
                  Plant closure costs                                              0.7            0.1            0.0
                  Amortization of intangible assets                                1.1            1.2            1.2
                                                                              ----------     ----------     ----------
                  Operating income                                                 8.4            7.7            8.8
                  Interest expense                                                 6.5            8.7           10.5
                  Other (income) expense                                           0.0            0.9           (0.1)
                                                                              ----------     ----------     ----------
                  Income (loss) before income taxes and extraordinary item         1.9           (1.9)          (1.6)
                  Provision for income taxes                                       1.4            0.2            0.5
                                                                              ----------     ----------     ----------
                  Net income (loss) before extraordinary item                      0.5           (2.1)          (2.1)
                  Extraordinary item, net of tax                                   0.0           (4.8)           0.0
                                                                              ----------     ----------     ----------
                  Net income (loss)                                                0.5%          (6.9)%         (2.1)%
                                                                              ==========     ==========     ==========

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Net sales. The Company's net sales decreased to $98.0 million for the year ended December 31, 1998, a decrease of $2.7 million, or 2.7%, from the year ended December 31, 1997. The decrease was caused by decreased injection molding sales which were partially offset by increased mold making sales.

         Injection molding sales for the year ended December 31, 1998 decreased $5.9 million, or 6.7%, to $82.1 million due to (i) customer insourcing, (ii) the loss of two customers to competitors with closer "ship-to" points, (iii) lower than anticipated volume requirements of certain customers' end product lines due to product maturity and (iv) two customers' being involved with business combinations that have slowed their volume requirements. These decreases were partially offset by increased volumes to certain customers due to higher demand for the customers' end product line and the addition of a significant new product line for one of the Company's largest customers.

         Mold making sales for the year ended December 31, 1998 increased $3.2 million, or 25.3%, to $15.9 million. The increase is primarily attributable to an increase in mold making projects with one of the Company's largest customers.

         Gross profit. The Company's gross profit increased to $20.6 million for the year ended December 31, 1998, an increase of $2.6 million, or 14.2%, over the year ended December 31, 1997. The increase is primarily due to increased gross profits at both the injection molding and mold making segments. Gross profit margin increased to 21.0% for the year ended December 31, 1997 from 17.9% in the year ended December 31, 1997.

         Injection molding's gross profit increased to $19.3 million for the year ended December 31, 1998, an increase of $1.0 million, or 5.2%, over the prior year. The increase in gross profit was primarily attributable to (i) increased employee utilization, (ii) lower raw material costs from aggressive purchasing tactics and (iii) a favorable change in product mix.

         Mold making's gross profit increased to $1.3 million, an increase of $1.6 million over the year ended December 31, 1997. The primary reason for the increase in gross profit is due to increased expenses in 1997 that related to cost overruns on certain projects.

         Selling, general and administrative. Selling, general and administrative expenses increased to $10.7 million for the year ended December 31, 1998, an increase of $1.8 million, or 19.6%, over the year ended December 31, 1997. The increase in selling, general and administrative expenses was primarily attributable to (i) increased expenses due to a pursuit of potential acquisitions, (ii) increased salaries, wages and fringe benefits associated with merit increases and the hiring of additional corporate personnel, (iii) costs associated with the implementation of a new Enterprise Resource Planning system and (iv) additional fees for various management services and other corporate activities.

         Amortization. The Company's amortization of intangible assets decreased slightly to $1.15 million for the year ended December 31, 1998 from $1.22 million in the year ended December 31, 1997. This decrease resulted primarily from the expiration of three non-compete agreements during 1998.

         Operating income. Operating income increased to $8.6 million for the year ended December 31, 1998, from $7.7 million for the year ended December 31, 1997, representing an increase of 11.8%. Operating income as a percentage of net sales increased to 8.8% for the year ended December 31, 1998 from 7.7% in the year ended December 31, 1997. The increase is due primarily to the increase in gross profit margin which was partially offset by the increase in selling, general and administrative expenses.

         Interest expense. Interest expense increased to $10.3 million for the year ended December 31, 1998, an increase of $1.5 million, or 17.6% over the comparable period in the prior year. This increase is primarily a result of interest due on an increased level of indebtedness outstanding as a result of the change in the Company's capital structure, which included the issuance of the Notes.

         Other expenses/(income). Other expenses decreased to $(51,000) for the year ended December 31, 1998 from $873,000 in the year ended December 31, 1997. During 1997, the Company incurred (i) non-recurring charges of approximately $555,000 representing financial advisory fees and out-of-pocket expenses paid to Mentmore and (ii) $300,000 of legal fees paid to the law firm of Michael D. Schenker Co. LPA, whose principal is an officer of Mentmore. Both of these charges were related to the change in the Company's capital structure.

         Provision for income tax. The Company's effective tax rates differed from the applicable statutory rates for the years ended December 31, 1998 and 1997 primarily due to nondeductible goodwill amortization. At December 31, 1998, the Company had approximately $10.0 million and $24.1 million of federal and state net operating losses, respectively. The deferred tax benefit of these net operating losses is $5.2 million. This loss carryforward is subject to limitations as to the amount and timing of its use. Accordingly, a valuation allowance of $1.8 million was provided.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Net sales. The Company's net sales increased to $100.7 million for the year ended December 31, 1997, an increase of $7.4 million, or 8.0%, over the year ended December 31, 1996. The primary reason for the increase is due to a full year contribution from the Tredegar facilities in 1997 as compared to nine months of contribution in 1996. 1997 sales were lower than comparable 1996 sales due to delays in certain molding and mold making programs, customer insourcing, the loss of a molding program to a competitor with a closer customer "ship-to" point and discontinuance of a low margin, proprietary manufacturing process.

         Injection molding sales for the year ended December 31, 1998 increased $4.3 million, or 5.2%, to $88.0 million due to a full year contribution from the Tredegar facilities in 1997 as compared to nine months of contribution in 1996. 1997 sales were lower than comparable 1996 sales due to (i) delays in certain injection molding programs, (ii) customer insourcing, (iii) the loss of a customer to a competitor with closer "ship-to" point and (iv) a discontinuance of a low margin, proprietary manufacturing process.

         Mold making sales for the year ended December 31, 1997 increased $3.1 million, or 32.4%, to $12.7 million. The increase is primarily attributable to a full year contribution from the Tredegar facilities in 1997 as compared to nine months of contribution in 1996.

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

         Injection molding's gross profit increased to $18.4 million for the year ended December 31, 1997, an increase of $2.2 million, or 13.8%, over the prior year. The increase in gross profit was primarily attributable to a full year of contribution from the Tredegar acquisition and increased employee utilization.

         Mold making's gross profit decreased to $(0.3) million, a decrease of $1.0 million from the year ended December 31, 1996. The primary reason for the increase in gross profit is due to increased expenses in 1997 that related to cost overruns on certain projects.

         Selling, general and administrative. Selling, general and administrative expenses increased to $9.0 million for the year ended December 31, 1997, an increase of $1.7 million, or 23.7%, over the year ended December 31, 1996. The increase in selling, general and administrative expenses was primarily attributable to the addition of six salespersons and certain costs related to the implementation of the new Enterprise Resource Planning System. See "--Year 2000 Disclosure."

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

         Other expenses/(income). Other expenses increased to $874,000 for the year ended December 31, 1997 from ($25,000) in the year ended December 31, 1996, due primarily to (i) non-recurring charges of approximately $555,000 representing financial advisory fees and out-of-pocket expenses paid to Mentmore and (ii) $300,000 of legal fees paid to the law firm of Michael D. Schenker Co. LPA, whose principal is an officer of Mentmore. Both of these charges were related to the Initial Offering, the application of the net proceeds therefrom, the consummation of the New Credit Agreement and the incurrence of $8.2 million of indebtedness thereunder upon the closing of the Initial Offering (collectively, the "Refinancing Transactions").

         Provision for income tax. The Company's effective tax rates differed from the applicable statutory rates for the years ended December 31, 1996 and 1997 primarily due to nondeductible goodwill amortization. At December 31, 1997, the Company had approximately $7.9 million and $16.0 million of federal and state net operating losses, respectively. The deferred tax benefit of these net operating losses is $3.9 million. This loss carryforward is subject to limitations as to the amount and timing of its use. Accordingly, a valuation allowance of $1.2 million was provided.

         Extraordinary item. The Company recorded an extraordinary loss of $4.8 million, net of tax benefits, for the year ended December 31, 1997, due to the early extinguishment of indebtedness resulting from the repayment of the Company's 12.25% Senior Subordinated Notes due 2006 (the "Retired Notes") and the termination of that certain Credit Agreement dated as of March 28, 1996 (the "Prior Credit Agreement") among Parent, Precise and the lenders named therein in connection with the Refinancing Transactions.

Liquidity and Capital Resources

         The Company completed the $75.0 million offering of the Notes in June 1997 (the "Offering") and used the proceeds in part to repay indebtedness incurred in connection with the Tredegar acquisition. In connection with the Offering, the Company entered into a Credit Agreement dated as of June 13, 1997, among Precise Holding Corporation, Precise Technology, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Fleet National Bank, as Agent and Issuing Bank (the "New Credit Agreement"). The Offering, the application of the net proceeds therefrom, the consummation of the New Credit Agreement and the other transactions entered into in connection therewith are hereinafter collectively referred to as the "Refinancing Transactions".

         The New Credit Agreement provides for revolving loans to, and the issuance of letters of credit on behalf of Precise, in an aggregate amount not to exceed $30.0 million, of which approximately $7.0 million was outstanding on December 31, 1998. The New Credit Agreement matures in 2002, and contains certain covenants customary for a financing of this nature. The New Credit Agreement requires prepayments and concurrent reductions of the total commitments thereunder in the amount of certain portions of the net proceeds from certain asset sales, capital contributions or issuances of debt or equity.

         The Company generated cash flows from operations totaling $9.6 million, $6.5 million and $7.6 million in 1996, 1997 and 1998, respectively. The increase in cash flows from operations during the year ended December 31, 1998 compared to the year ended December 31, 1997 resulted primarily from the increase in operating income. During 1996, $0.5 million was expended to satisfy the cash requirements for employee termination benefits, non-cancelable operating lease accruals, equipment relocation costs and other costs associated with the closure of the Company's plant in Graham, North Carolina. As of December 31, 1998, the balance of costs associated with plant closures, which have been accrued, are expected to require cash payouts of approximately $350,000 through March 2000.

         The Company's cash flows used in investing activities totaled $65.6 million, $3.5 million and $2.8 million, excluding capital lease agreements for equipment totaling $4.2 million, $4.8 million and $2.6 million in 1996, 1997 and 1998, respectively. During 1996, the Company implemented a replacement program for molding machines in its Pittsburgh plant which involved capital lease agreements for 17 machines totaling $2.8 million. Additionally, $63.8 million was attributed to the net cash used in the acquisitions during the first quarter of 1996. During 1997, the Company expended $4.9 million on cash capital expenditures which were partially offset by proceeds received from the sale of its Rochester, New York facility in the amount of $1.3 million, which proceeds were subsequently used to repay indebtedness outstanding under the Prior Credit Agreement. During 1998, the Company expended $3.0 million on cash capital expenditures which were primarily for certain expenditures associated with a new Enterprise Resource Planning system, plant refurbishment, leasehold improvements at the Holden facility and various other capital items.

         The Company's cash flows provided by (used in) financing activities totaled $57.3 million, $(3.7) million and $(5.1) million in 1996, 1997 and 1998, respectively. During 1996, cash financing activities for the Tredegar acquisition, as described above, contributed significantly to resulting cash provided. During 1997, the Refinancing Transactions contributed to the cash used in financing activities. During 1998, cash flows were used to repay indebtedness on capital leases and the revolving line of credit.

         Since the consummation of the Refinancing Transactions, the Company's liquidity requirements have consisted primarily of capital expenditures, required debt service under the Notes, the New Credit Agreement and various capital lease obligations and working capital needs. The Company currently estimates that its cash requirements to service debt will total $3.7 million and $2.6 million in each of the next two fiscal years, respectively. The Company estimates that its capital expenditures during 1999 will total $5.2 million, of which approximately $3.2 million is expected to be in the form of capital leases. Of the $5.2 million of total anticipated capital expenditures during 1999, $3.0 million is for the injection molding segment primarily for molding press replacements and auxiliary equipment, $1.9 million is for the mold making segment for machine and shop upgrades and $0.3 million for general corporate expenditures. The Company is in a capital-intensive business and will have significant ongoing requirements for capital which management believes will be satisfied through cash flow from operations, borrowing under the New Credit Agreement and capital leases. Management believes that due to the capital expenditures anticipated for 1999, the Company will be required to incur additional indebtedness under the New Credit Agreement or through capital leases. However, certain equipment refurbishment programs could be delayed, if necessary. The New Credit Agreement and the Indenture place significant restrictions on the Company's ability to, among other things, incur additional indebtedness, grant liens or sell assets.

         Capital leases are used extensively by the Company to finance new molding presses and certain ancillary equipment. Capital lease obligations totaled $8.0 million as of December 31, 1998, and current maturities relating to these obligations totaled $3.0 million.

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

         The Company's 1996 Federal tax return is currently under examination with the Internal Revenue Service, however, no assurances can be given as to the effect the examination will have on the Company's results of operations.

Year 2000 Disclosure

         The Company is currently working to resolve the potential impact of the year 2000 on the processing of time-sensitive information by the Company's computerized information systems. The year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar business activities.

         State of Readiness. In 1997, the Company began a program to assess the impact of the Y2K issue on the software and hardware used in the Company's operations and has identified various areas to focus its Y2K compliance efforts. They include business computer systems, manufacturing and warehousing systems, end-user computing, technical infrastructure, and supplier and service provider systems. The program's phases include assessment and planning, remediation, testing and implementation.

         The Company's management has begun a program to prepare the Company's computer systems and related applications for the Y2K. The Company believes that a majority of its Y2K issues will be addressed by the installation of an Enterprise Resource Planning ("ERP") system software package by Baan. The ERP system, which is Y2K compliant and will be used for the Company's primary business application at its headquarters and manufacturing facilities, currently is being installed. All of the Company's facilities are expected to be using the ERP system by October 1999. The Company has developed a comprehensive plan to assist all departments and manufacturing facilities in working towards compliance with Y2K issues for all other systems beyond those being addressed by the ERP system. The Company expects to have identified and performed procedures to make compliant those other systems beyond the ERP system by the fourth quarter of 1999. If the Company's systems or the systems of other companies on whose services the Company depends or with whom the Company's systems interface are not Y2K compliant, it could have a material adverse effect on the Company's business, financial condition and results of operations.

         Y2K Costs. Total costs for the Company's Y2K compliance efforts are currently estimated to be approximately $3.0 to $3.5 million. The majority of these costs relates to the ERP system installations and upgrades of which a portion has, and will be capitalized and charged to expense over the estimated useful life of the associated software and hardware. The remaining costs have been, and will be charged directly to expense. Amounts capitalized for the years ended December 31, 1998 and 1997 were approximately $0.5 million and $1.0 million, respectively. Amounts charged to expense for the years ended December 31, 1998 and 1997 were $0.5 million and $0.2 million, respectively.

         Y2K Risks. The reasonable worst-case scenario for the Company with respect to the Y2K problem is the failure of a key system or supplier system that causes shipments of the Company's products to customers to be temporarily interrupted. This could result in the Company not being able to produce one or more product lines for a period of time, which in turn could lead to lost sales and profits for the Company and its customers. The Company is in the process of conducting a Y2K assessment survey for all of its suppliers and customers. Favorable risk assessments for Y2K compliance have been received by a number of the Company's suppliers and customers.

         Contingency Plans. As a part of the Company's Y2K strategy, contingency plans have been developed and any systems requiring remediation have one or more contingency plans. The Company's staff, independent accountants and the Board of Directors are updated on a regular basis as to the Y2K status. In addition, supplier site audits, where appropriate, are to be performed in 1999.

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

         The Company has been identified as one of the several hundred Potentially Responsible Parties ("PRPs") in connection with the shipment of hazardous wastes to the Envirotek II State Superfund site in Tonawanda, New York. Because of the Company's status as a PRP at the Envirotek II site, the New York State Department of Environmental Conservation ("NYSDEC") identified the Company as a PRP at the related Roblin Steel Complex, also a state cleanup site, which surrounds the Envirotek II site. The Company has records of having shipped 20 drums of waste to Envirotek II and accordingly has participated in the various proceedings at both of these sites as a de minimis party. The Company entered into an Administrative Order on Consent with the United States Environmental Protection Agency ("EPA") with respect to a removal action undertaken at Envirotek II, and paid $7,700 to settle EPA's claims for removal costs. The NYSDEC subsequently assumed the lead at both of these sites, now commonly referred to as the Envirotek II/Roblin Steel site. In July 1997, the Company entered into a Consent Order with NYSDEC and a De Minimis Settlement Agreement with the other PRPs, whereby the Company made an $11,626 lump-sum de minimis "buyout" payment in exchange for a release from further liability for past costs by the NYSDEC and an indemnity and covenant not to sue, from the other PRPs, for future response costs at the Envirotek II/Roblin Steel site. Accordingly, management believes that the Company will have no further liability at these sites.

Forward-Looking Statements

         This annual report on Form 10-K, including Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks, uncertainties, and other factors, some of which are beyond the Company's control, and that actual results may differ materially from those in forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to: (i) general economic conditions in the markets in which the Company operates, (ii) reliance on key customers and supply contracts, (iii) volatility of customer demand, (iv) exposure to fluctuations in resin cost and supply, (v) customer outsourcing decisions, (vi) reliance on key manufacturing facilities, (vii) the impact of significant competition from companies of varying sizes including divisions or subsidiaries of larger companies and (viii) other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company does not intend to update these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates. The Company's primary interest rate risk relates to its long-term debt obligations. At December 31, 1998, the Company had total long-term obligations, including the current portion of those obligations, of $90,224,000. Of that amount, $83,224,000 was in fixed rate obligations and $7,000,000 was in variable rate obligations. Assuming a 10% increase in interest rates on the Company's variable rate obligations (i.e., an increase from the December 31, 1998 weighted average interest rate of 7.79% to a weighted average interest rate of 8.56%), annual interest expense would be approximately $55,000 higher based on the December 31, 1998 outstanding balance of variable rate obligations. The Company has no interest rate swap or exchange agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary financial information that are required to be included pursuant to this Item 8 are listed in Item 14 of this Report under the caption "(a) 1." and follow Item 14. The financial statements and supplementary financial information specifically referenced in such list are incorporated in this Item 8 by reference.

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

NAME                                                          AGE    POSITION
Richard L. Kramer.........................................    49     Chairman of the Board of Directors, Secretary
                                                                        and Director
William L. Remley.........................................    48     Vice Chairman, Treasurer and Director
John R. Weeks.............................................    53     President and Chief Executive Officer
Michael M. Farrell........................................    44     Executive Vice President
Ronald A. Seegers.........................................    51     Vice President, Mold Manufacturing
Clarence E. Stevens, Jr...................................    50     Vice President and Chief Operating Officer
Gregory R. Conley.........................................    38     Vice President and Chief Financial Officer
Raymond J. Veno...........................................    48     Vice President, Continuous Improvement
Gerald F. Duggan..........................................    55     Vice President, Marketing and Sales
Richard C. Hoffman........................................    50     Director
Elaine E. Healy...........................................    36     Director

        Richard L. Kramer became the Chairman of the Board and a director of the Company in April 1990 and Secretary of the Company in August 1991. Mr. Kramer is also Chairman and a director of Mentmore Holdings Corporation, Texfi Industries Inc., a textile and apparel manufacturing firm, CPT Holdings, Inc., a manufacturer of specialty structural steel profiles, Weldotron Corporation, a packaging equipment manufacturer, Orion Acquisition Corp. II, an investment company, Stellex Industries, Inc., a manufacturer of highly engineered subsystems and components for the aerospace, defense and space industries, and Republic Properties Corporation. Mr. Kramer is a director of J&L Structural, Inc., Precise Holding Corporation and Sunderland Industrial Holdings Corporation.

         William L. Remley became the Vice Chairman of the Board and a director of the Company in April 1990 and Treasurer of the Company in August 1991. Mr. Remley is also President, Chief Executive Officer and a director of Mentmore Holdings Corporation and Weldotron Corporation, Vice-Chairman, Chief Executive Officer and a director of Texfi Industries Inc., and Stellex Industries, Inc. and President and a director of CPT Holdings, Inc. Mr. Remley is a director of J&L Structural, Inc., Orion Acquisition Corp. II, Republic Properties Corporation, Precise Holding Corporation and Sunderland Industrial Holdings Corporation.

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

         Michael M. Farrell became Executive Vice President, Mergers and Acquisitions of the Company in 1998. Mr. Farrell previously held the position of Vice President, Sales & Marketing from 1991 to 1998. Prior to joining Precise, from 1987 to 1991 Mr. Farrell was employed as the Director of Sales for Medical Products for The Tech Group. Mr. Farrell began his career at Nypro Inc. in 1984.

         Ronald A. Seegers became Vice President, Mold Manufacturing in 1998. Previously he held the position of Vice President, Engineering of the Company since 1993. Prior to joining Precise, from 1984 to 1993, Mr. Seegers was employed as Director of New Business with The Tech Group. Prior to joining The Tech Group, Mr. Seegers worked for 16 years at Major Tools in Chicago.

         Clarence E. Stevens, Jr. became Chief Operating Officer and Vice President, Manufacturing of the Company in 1998. Previously he held the position of Vice President, Manufacturing of Precise since 1994. Prior thereto, he served as

Director of Continuous Improvement of Precise since 1991. Prior to joining Precise, from 1988 to 1991, Mr. Stevens was employed as Manager of Process Improvement for The Tech Group. Prior to joining The Tech Group, Mr. Stevens worked at Carlisle Syntec, a synthetic roofing company, as a plant manager for 10 years.

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

         Gerald F. Duggan became Vice President, Sales & Marketing in July 1998. Prior to joining Precise, Mr. Duggan from 1991 to July 1998, Mr. Duggan was employed as Director of Market Development for Nypro, Inc. Prior to joining Nypro, Mr. Duggan was employed as General Manager, Bioproducts Division for Bio Technica International, Inc.

         Richard C. Hoffman became a director of the Company in January 1996. Mr. Hoffman has been President and Principal of Richard C. Hoffman, P.C., a law firm with offices in Greenwich, Connecticut, since 1988. From January 1995 to March 1997, Mr. Hoffman served as Vice President and General Counsel of Mentmore Holdings Corporation. From 1985 to 1992 Mr. Hoffman was a partner at Freytag, LaForce, Rubinstein & Teofan, a law firm in Dallas, Texas. Mr. Hoffman is a director of Orion Acquisition Corp. II, Texfi Industries, Inc., Precise Holding Corporation and Weldotron Corporation.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

         The following table sets forth the compensation paid by the Company to
(i) its Chairman of the Board and Chief Executive Officer and (ii) each of the four other most highly compensated individuals who served as executive officers of the Company during fiscal 1998 and received annual compensation in excess of $100,000 (collectively, the "Named Executives"), for services rendered in all capacities to the Company during the periods indicated.

                                                Summary Compensation Table
                                                 Annual Compensation              Long-Term Compensation
                                          ----------------------------------- --------------------------------
                                                                                     Awards          Payouts
                                                                              --------------------- ----------
                                                                                          Securities               All
                                                                     Other    Restricted  Underlying              Other
                                                                     Compen-    Stock      Options/    LTIP       Compen
                                            Salary        Bonus      sation    Award(s)     SARs      Payouts     sation
Name and Principal Position       Year        ($)          ($)       ($)(a)      ($)        (#)        ($)          ($)
-------------------------------- -------- ------------ ------------ --------- ---------- ---------- ---------- ------------
John R. Weeks                     1998      $290,000     $25,000          -         -           -         -     $16,292 (b)
   President and Chief            1997       250,000      72,499          -         -           -         -      16,812 (c)
   Executive Officer

Michael M. Farrell                1998       150,000      25,800          -         -           -         -      11,260 (d)
   Executive Vice President,      1997       147,000      32,430          -         -           -         -      10,425 (e)
   Mergers and Acquisitions

Ronald A. Seegers                 1998       130,000      22,360          -         -           -         -      10,301 (f)
   Vice President, Mold           1997       128,256      28,905          -         -           -         -       9,702 (g)
   Manufacturing

Clarence E. Stevens, Jr.          1998       129,375      22,020          -         -           -         -      10,178 (h)
   Chief Operating Officer and    1997       113,505      25,614          -         -           -         -       8,587 (i)
   Vice President,
   Manufacturing

Gregory R. Conley                 1998       121,760      12,420          -         -           -         -       2,999 (j)
   Chief Financial Officer and
   Vice President

___________________

       (a) Below amounts which would require disclosure under Commission rules and regulations.
       (b) Included in such amount is $10,000 representing an employer matching contribution under the 401(k) Plan (as defined), $1,485 in net premiums for a life insurance policy on behalf of Mr. Weeks and $4,807 representing a profit sharing bonus.
       (c) Included in such amount is $11,458 representing an employer matching contribution under the 401(k) Plan (as defined), $1,328 in net premiums for a life insurance policy on behalf of Mr. Weeks and $4,026 representing a profit sharing bonus.
       (d) Included in such amount is $8,375 representing an employer matching contribution under the 401(k) Plan and $2,885 representing a profit sharing bonus.
       (e) Included in such amount is $8,159 representing an employer matching contribution under the 401(k) Plan and $2,266 representing a profit sharing bonus.
       (f) Included in such amount is $7,801 representing an employer matching contribution under the 401(k) Plan and $2,500 representing a profit sharing bonus.
       (g) Included in such amount is $7,696 representing an employer matching contribution under the 401(k) Plan and $2,006 representing a profit sharing bonus.
       (h) Included in such amount is $7,672 representing an employer matching contribution under the 401(k) Plan and $2,506 representing a profit sharing bonus.
       (i) Included in such amount is $6,810 representing an employer matching contribution under the 401(k) Plan and $1,777 representing a profit sharing bonus.
       (j) Included in such amount is $2,025 representing an employer matching contribution under the 401(k) Plan and $974 representing a profit sharing bonus.

Compensation Committee Interlocks and Insider Participation

          The Company's compensation policies are determined and executive officer compensation decisions are made by the Board of Directors. No member of the Board of Directors received director fees in 1998.
------------------------------------------------------------------------------

401(K) Pension Plan

         Precise sponsors a defined contribution savings plan (the "401(k) Plan") whereby eligible employees of the Company may (under current administrative rules) elect to defer a portion of their compensation each year and may also make after-tax contributions to the 401(k) Plan. Employee and Company contributions are paid by the Company to the trustee under the 401(k) Plan. The Company has a policy of (i) making an annual discretionary contribution on behalf of each eligible employee in an amount equal to 3.5% of such employee's total annual compensation, regardless of such employee's actual contribution to the 401(k) Plan, and (ii) making matching contributions equal to 50% of the first 5% of compensation deferred by employees. The Company's contributions are subject to vesting and forfeiture. The Company's contributions to the accounts of the Named Executive Officers during 1998 are included in the Summary Compensation Table.

1997 Stock Option Plan

          In April 1997, Sunderland established the Sunderland Industrial Holdings Corporation 1997 Key Employee Nonqualified Stock Option Plan (the "1997 Stock Option Plan") to provide incentives to, encourage stock ownership by and retain the services of certain of, its key employees and those of its subsidiaries. The Board of Directors of Sunderland (the "Sunderland Board") administered the 1997 Stock Option Plan, which provided for the grant of options with respect to a maximum of 15% of the issued and outstanding shares of common stock, par value $0.01 per share, of Sunderland ("Sunderland Common Stock"). Each option granted under the 1997 Stock Option Plan was to have been evidenced by a written option agreement between the optionee and Sunderland, which agreement could have contained additional terms not inconsistent with the 1997 Stock Option Plan.

          Under Nonqualified Stock Option Agreements (the "Option Agreements") entered into in April 1997 pursuant to the 1997 Stock Option Plan, John R. Weeks, President and Chief Executive Officer of Precise, and Michael M. Farrell, Vice President, Marketing & Sales of Precise, received options to purchase 1,200 and 400 shares of Sunderland Common Stock, respectively (the "First Options"), and additional options to purchase 225 and 75 shares of Sunderland Common Stock, respectively (the "Second Options," and together with the First Options, the "Options"). The Options were exercisable at a price of $1,500 per share of Sunderland Common Stock. The First Options were to become exercisable over a three-year period following the grant date. The Second Options were to become exercisable in 25% increments upon the 90th day following each successful annual determination by the Sunderland Board that Sunderland's EBITDA (as defined in the Option Agreements) for the years ended December 31, 1997 through 2000 exceeded certain annual targets. In addition, the Options were to have been exercisable during the one year period following the optionee's retirement at or above age 65, or upon his or her death or disability, and all of the First Options and the then exercisable portions of the Second Options were to have been exercisable during the ten business day period following notice of a Change of Control (as defined in the Option Agreements). Once exercisable, the Options were to have been exercisable at any time, in whole or in part, prior to the earlier of (i) the termination of the optionee's employment with Sunderland or any of its subsidiaries or (ii) January 31, 2005. It was intended that the Options should not constitute "incentive stock options," as that term is used in
Section 422 of the Internal Revenue Code of 1986, as amended.

          Pursuant to the Option Agreements, Sunderland had the right to repurchase Sunderland Common Stock purchased pursuant to the Options upon the occurrence of a Call Event (as defined in the Option Agreements) at a repurchase price of either 75% or 100% of the Fair Market Value (as defined in the Option Agreements) of such stock depending on the reason underlying the Call Event, subject to adjustment under certain specified circumstances. In addition, pursuant to the Option Agreements, Sunderland had a right of first refusal prior to the sale to any third party of any Sunderland Common Stock purchased pursuant to the Options. On October 8, 1998, the Option Agreements were amended to further clarify and modify certain provisions of the Option Agreements.

         By Assignment and Assumption Agreement dated as of December 14, 1998, Sunderland assigned, and SIHC II LLC, a Delaware limited liability company ("SIHC II"), assumed, Sunderland's rights and obligations under the 1997 Stock Option Plan. Pursuant to such agreement, Mr. Weeks and Mr. Farrell agreed to substitute the Options for the right to acquire an identical percentage of the membership interests in SIHC II, the owner of 97% of the issued and outstanding Shares of Parent Common Stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Precise is a wholly owned subsidiary of Precise Holding Corporation ("Parent"). The following table sets forth information concerning the beneficial ownership of the common stock of Parent ("Parent Common Stock") as of March 1, 1999 by (i) each person known to the Company to own beneficially more than 5% of the outstanding Parent Common Stock, (ii) by each Named Executive Officer and
(iii) all directors and executive officers of the Company as a group. All shares are owned with sole voting and investment power, unless otherwise indicated.


                                                                                           Parent Common Stock
                                                                                           Beneficially Owned
                                                                                        --------------------------
Beneficial Owner                                                                             Shares          %
                                                                                        ----------------- --------
SIHC I LLC (1)                                                                              8,035.00         97.0
SIHC II LLC (2)                                                                             8,035.00         97.0
John Hancock Mutual Life Insurance Company                                                    570.00(3)       6.4
Rice Partners II, L.P.                                                                        570.00(3)       6.4
Delaware State Employees' Retirement Fund (4)                                                 552.67(5)       6.4
Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc. (4)                    110.33(6)       1.4
Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc. (4)              162.00(7)       2.0
Pecks Management Partners, Ltd. (4)                                                           825.00(8)       9.3
Richard L. Kramer (9)                                                                              -            -
William L. Remley (10)                                                                             -            -
John R. Weeks                                                                                      -            -
Michael M. Farrell                                                                                 -            -
Ronald A. Seegers                                                                                  -            -
Clarence E. Stevens, Jr.                                                                           -            -
Gregory R. Conley                                                                                  -            -
Gerald F. Duggan                                                                                   -            -
Richard C. Hoffman                                                                                 -            -
Elaine E. Healy (11)                                                                               -            -
Total Executive Officers and Directors as a Group                                                  -            -


                         (Footnotes on following page)

(Footnotes from previous page)

  (1) According to information supplied to the Company by SIHC I LLC ("SIHC I"), SIHC I is a Delaware limited liability company whose managing member is Sunderland, which owns a 1% membership interest in SIHC I. The other members of SIHC I are the Abington Settlement ("Abington"), which owns an 89.1% non-managing membership interest in SIHC I, and Blackhill Settlement ("Blackhill"), which owns a 9.9% non-managing membership interest in SIHC I. The principal beneficiaries of the Abington and Blackhill Settlements (i.e., trusts) are certain relatives of Richard L. Kramer and William L. Remley. According to information supplied to the Company by Sunderland, Biscayne Trust, The Sunderland I Trust and The Remley 1990 Trust own beneficially 72%, 18% and 10%, respectively, of the outstanding shares of common stock of Sunderland. The beneficiaries of these trusts are certain relatives of Richard L. Kramer and William L. Remley. The trustees of Biscayne Trust and The Sunderland I Trust are Lewis H. Ferguson III and Gary R. Siegel. All powers with respect to investment or voting of securities owned by Biscayne Trust and The Sunderland I Trust are exercisable by Messrs. Ferguson and Siegel jointly. The trustee of The Remley 1990 Trust is F. Richard Remley, who exercises all voting and investment power with respect to securities held by such trust. The business address of Sunderland, Biscayne Trust, The Sunderland I Trust, The Remley 1990 Trust, Lewis H. Ferguson III, Gary R. Siegel and F. Richard Remley is c/o Mentmore Holdings Corporation, 1430 Broadway, 13th Floor, New York, New York 10018-3308. Richard L. Kramer, Chairman of the Board of Directors of the Company, and William L. Remley,
  Vice Chairman of the Board of Directors of the Company, are directors and executive officers of Parent and Sunderland. F. Richard Remley, the trustee of The Remley 1990 Trust, is the brother of William L. Remley. Mentmore provides management services to the Company. Messrs. Kramer and William L. Remley are the sole executive officers and directors of Mentmore. SIHC I owns a 100% membership interest in SIHC II LLC. See footnote (2) below.

  (2) According to information supplied to the Company by SIHC II LLC ("SIHC II"), SIHC II is a Delaware limited liability company whose non-member manager is Sunderland. SIHC I owns a 100% membership interest in SIHC II. See footnote (1) above.

  (3) Comprised of Warrants to purchase 570 shares of Parent Common Stock held by each of John Hancock Mutual Life Insurance Company ("John Hancock") and Rice Partners II, L.P. ("Rice"). The business address of John Hancock is John Hancock Place, 200 Clarendon Street, Boston, Massachusetts 02117. The business address of Rice is c/o Rice Capital Management, 5847 San Felipe, Suite 4350, Houston, Texas 77057.

  (4) Pecks Management Partners, Ltd. serves as the investment advisor to The Delaware State Employees' Retirement Fund, the Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc. and the Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc. (collectively, the "Pecks Funds") and, in such capacity, exercises voting and investment control with respect to the Parent Common Stock beneficially owned by the Pecks Funds. The business address of Pecks Management Partners, Ltd. and the Pecks Funds is One Rockefeller Plaza, New York, New York 10020.

  (5) Comprised of 167.67 shares of Parent Common Stock and Warrants to purchase 385 shares of Parent Common Stock.

  (6) Comprised of 33.33 shares of Parent Common Stock and Warrants to purchase 77 shares of Parent Common Stock.

  (7) Comprised of 49 shares of Parent Common Stock and Warrants to purchase 113 shares of Parent Common Stock.

  (8) Comprised of 250 shares of Parent Common Stock and Warrants to purchase 575 shares of Parent Common Stock held of record by the Pecks Funds. Pecks Management Partners, Ltd. disclaims beneficial ownership of the Parent Common Stock and Warrants held of record by the Pecks Funds.

  (9) Mr. Kramer is a director and executive officer of Parent and Sunderland. See footnote (1) above. Mr. Kramer disclaims beneficial ownership of the Parent Common Stock held of record by SIHC II.

  (10) Mr. Remley is a director and executive officer of Parent and Sunderland. See footnote (1) above. Mr. Remley disclaims beneficial ownership of the Parent Common Stock held of record by SIHC II.

  (11) Ms. Healy is a Vice President of Pecks Management Partners, Ltd. See footnote (4) above. Ms. Healy disclaims beneficial ownership of the Parent Common Stock and Warrants held of record by the Pecks Funds.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Tredegar Financing Transactions

         In connection with the Tredegar Acquisition, (i) the Company and Parent entered into a Securities Purchase Agreement dated March 29, 1996 (as amended, the "Securities Purchase Agreement") with Delaware State Employees' Retirement Fund, Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc. and Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc. (each advised by Pecks Management Partners Ltd. and collectively referred to herein as the "Pecks Funds") pursuant to which the Pecks Funds purchased (a) 575 shares of the Company's Cumulative Exchangeable Preferred Stock having an aggregate liquidation preference equal to $5,750,000 (the "Exchangeable Preferred Stock") for an aggregate consideration of $5,750,000 and (b) 250 shares of Parent Common Stock for an aggregate consideration of $750,000; (ii) the Company entered into a Note Purchase Agreement dated March 29, 1996 (the "Note Purchase Agreement") with John Hancock Mutual Life Insurance Company ("John Hancock") and Rice Partners II, L.P. ("Rice") pursuant to which John Hancock and Rice purchased $20.0 million aggregate principal amount of the Company's 12.25% Senior Subordinated Notes due 2006 (the "Retired Notes"); (iii) Parent entered into a Warrant Purchase Agreement dated March 29, 1996 (as amended, the "Warrant Purchase Agreement") with Rice, John Hancock and the Pecks Funds pursuant to which, in connection with their purchase of the Retired Notes, Rice and John Hancock each acquired warrants ("Warrants") to purchase 570 shares of Parent Common Stock and, in connection with its purchase of the Exchangeable Preferred Stock, the Pecks Funds acquired Warrants to purchase 575 shares of Parent Common Stock; and (iv) Parent entered into a Shareholder Agreement dated March 29, 1996 (as amended, the "Shareholder Agreement") with Sunderland, Hamilton Holdings Ltd. Corporation ("Hamilton Holdings"), the Pecks Funds, Rice and John Hancock. In addition, Precise and Parent entered into the Prior Credit Agreement, under which Precise incurred approximately $44.0 million of indebtedness to finance the Tredegar Acquisition, and Precise issued 250 shares of its Series B Cumulative Redeemable Preferred Stock (the "Seller Preferred Stock" and, together with the Exchangeable Preferred Stock, the "Redeemable Preferred Stock"), having a liquidation preference of $10,000 per share, to the former owners of Tredegar. In connection with the consummation of the Refinancing Transactions, the Company entered into certain consents and amendments to the Securities Purchase Agreement, the Warrant Purchase Agreement and the Shareholder Agreement to, among other things, approve the terms of the Refinancing Transactions and to modify certain covenants contained therein.

         The Warrants are exercisable, in whole or in part, at a per share price of $0.01 at any time prior to March 29, 2006. The Warrant Purchase Agreement contains customary anti-dilution protection, restrictions on the transfer of Warrants and shares of Parent Common Stock issuable thereunder ("Warrant Shares") and provisions requiring that Warrants and Warrant Shares be offered to Parent prior to any sale to a third party. In addition, the Warrant Purchase Agreement contains certain covenants pertaining to Parent and its subsidiaries which, among other things, give the holders of Warrants the right to consent to certain corporate actions, including certain sales of assets, acquisitions, issuances of capital stock, amendments to corporate organizational documents, affiliate transactions and investments. The Warrant Purchase Agreement also provides Hancock and Rice with Parent Board of Director observation rights and the Pecks Funds, for so long as the Pecks Funds own 15% or more of the sum of all Warrant Shares and Parent Common Stock owned by the Pecks Funds on March 29, 1996, with the right to designate one member of the Board of Directors of each of Parent and Precise.

         Precise used a portion of the net proceeds from the Offering to (i) redeem the Exchangeable Preferred Stock and the Seller Preferred Stock and (ii) repay the indebtedness outstanding under the Prior Credit Agreement and the Retired Notes. In addition, Precise used a portion of the net proceeds from the Offering to repurchase 124 shares of Common Stock of Precise from Parent for $3,315,000, the proceeds of which were used to redeem shares of Parent Preferred Stock held by Hamilton Holdings. Richard L. Kramer and William L. Remley are executive officers and directors of Hamilton Holdings, and the holders of record of the capital stock of Hamilton Holdings are trusts established for the benefit of certain relatives of Messrs. Kramer and Remley.

Shareholder Agreement

         In connection with the Tredegar acquisition, Parent, Sunderland, Parent's other shareholders (collectively, the

"Shareholders") and the holders of the Warrants (collectively, the "Warrantholders") entered into the Shareholder Agreement. Pursuant to the Shareholder Agreement, the Warrantholders have the right to require Parent to purchase (a "Put Option") their Warrant Shares and certain other shares of capital stock of Parent held by the Shareholders (collectively, the "Put Shares"), in whole or in part, at any time after March 29, 2001. In addition, the Warrantholders are entitled to sell their Put Shares to Parent at any time prior to the occurrence of an Initial Public Offering (as defined in the Shareholder Agreement) in the event of (i) a change in control (as defined in the Shareholder Agreement) of Parent, (ii) a merger, consolidation, share exchange or similar transaction involving Parent, (iii) a sale in one or more related transactions of all or a majority of the assets, business or revenue or income generating operations of Parent or (iv) any substantial change in the type of business conducted by Parent. The Shareholder Agreement also provides Parent with an option to purchase (the "Call Option") all outstanding Warrants and Warrant Shares at any time on or after April 1, 2002 and prior to an Initial Public Offering. The price to be paid to the Warrantholders upon the exercise of the Put Option or the Call Option is to be determined in accordance with a formula and procedures set forth in the Shareholder Agreement. In the event Parent is unable to pay the purchase price for the Put Shares in cash after exercise of the Put Option, it may be required to execute and deliver a promissory note or notes to the Warrantholders in satisfaction of all or part of its purchase price obligation. Such promissory notes would mature on April 1, 2006 and bear interest at rates ranging from 14% to 18% during the term of the notes. The Shareholder Agreement further provides, under certain circumstances, John Hancock, Rice and the Pecks Funds with certain co-sale rights upon the sale or other transfer of capital stock of Parent by the Shareholders. In addition, subject to certain conditions, if prior to an Initial Public Offering holders of at least 66 2/3% of the issued and outstanding shares of Parent Common Stock and Common Stock Equivalents (as defined in the Shareholder Agreement) elect to sell their shares to a bona fide third party (other than in connection with a registered offering under the Securities Act), then all holders shall be obligated to sell any shares of Parent Common Stock and Common Stock Equivalents then owned by such holders in such sale.

         Pursuant to the Shareholder Agreement, John Hancock, Rice and the Pecks Funds also have certain demand registration rights, which become effective after the date Parent has consummated an Initial Public Offering, and incidental registration rights. These rights are subject to customary cut-back provisions.

Management Agreement with Mentmore

         Mentmore provides management services to Precise and its subsidiaries pursuant to the Management Agreement dated March 15, 1996, as amended (the "Management Agreement"), between Precise and Mentmore. Pursuant to the Management Agreement, Mentmore provides the Company with general management, advisory and consulting services with respect to Precise's business and with respect to such other matters as Precise may reasonably request from time to time, including, without limitation, strategic planning, financial planning, business acquisition and general business development services. Under the terms of the Management Agreement, the Company provides customary indemnification, reimburses certain costs and pays Mentmore an annual management fee of $300,000 (subject to adjustment), which is payable monthly. In addition, pursuant to the Management Agreement, Mentmore is entitled to customary investment banking fees for services rendered in connection with the Company's financing transactions and acquisitions. The Management Agreement had an original term of ten years and is automatically extended for one additional year on each April 1 during the term of the agreement unless either party shall have previously notified the other in writing of its desire not to further extend the term. In addition, Mentmore may terminate the Management Agreement at any time upon 90 days prior written notice to Precise, and Precise may terminate the Management Agreement "for cause" (as defined in the Management Agreement). The sole executive officers and directors of Mentmore are Richard L. Kramer and William L. Remley.

         The Company has paid Mentmore fees of $300,000, $675,000, and $450,000 in 1998, 1997, and 1996 respectively, for management and other advisory services and has reimbursed Mentmore for certain expenses incurred in connection with the rendering of such services.

Fees Paid to Michael D. Schenker

         The Company paid the law firm of Michael D. Schenker Co. L.P.A., whose principal is an officer of Mentmore, a total of approximately $300,000 in legal fees in 1997 in connection with the Refinancing Transactions.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a) List of documents filed as part of this Report:

1. The financial statements listed on page 32 are filed as part of this Report

2. Financial Statement Schedules:

     All schedules are omitted because they are not applicable, not required or the information is included elsewhere in the Consolidated Financial Statements or Notes thereto.

3. List of Exhibits:

        Exhibit
        Number  Description

        *3.1    --     Amended and Restated Certificate of Incorporation of Precise Technology, Inc.
        *3.2    --     Bylaws of Precise Technology, Inc.
        *3.3    --     Certificate of Incorporation of Precise Technology of Delaware, Inc.
        *3.4    --     Bylaws of Precise Technology of Delaware, Inc.
        *3.5    --     Certificate of Incorporation of Precise Technology of Illinois, Inc.
        *3.6    --     Bylaws of Precise Technology of Illinois, Inc.
        *3.7    --     Articles of Incorporation of Precise TMP, Inc.
        *3.8    --     Amended and Restated Bylaws of Precise TMP, Inc.
        *3.9    --     Certificate of Incorporation of Precise Polestar, Inc.
        *3.10   --     Bylaws of Precise Polestar, Inc.
        *3.11   --     Articles of Incorporation of Massie Tool, Mold & Die, Inc.
        *3.12   --     Bylaws of Massie Tool, Mold & Die, Inc.
        *4.1    --     Indenture dated as of March 18, 1997 by and among Precise Technology, Inc., as Issuer, Precise
                       Technology of Delaware, Inc., Precise Technology of Illinois, Inc., Precise TMP, Inc., Precise
                       Polestar, Inc. and Massie Tool, Mold & Die, Inc., as Subsidiary Guarantors, and Marine Midland
                       Bank, as trustee  (including the form of 11 1/8% Senior  Subordinated  Note due 2007 and the form of Subsidiary Guarantee).
        *4.4    --     Supplemental Indenture No. 1 to Indenture, dated as of October 10, 1997, by and among
                       PreciseTechnology, Inc., Precise TMP, Inc., Massie Tool, Mold & Die, Inc., Precise Polestar,
                       Inc., Precise Technology of Delaware, Inc., Precise Technology of Illinois, Inc. and Marine Midland
                       Bank, as trustee.
        *10.1   --     Credit Agreement dated as of June 13, 1997, among Precise Holding Corporation, Precise
                       Technology, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Fleet National
                       Bank, as Agent and Issuing Bank.
        *10.2   --     First Amendment and Consent to Credit Agreement as of March 17, 1998, among Precise Holding
                       Corporation, Precise Technology, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Fleet National Bank, as agent and Issuing Bank.
        *10.3   --     Consent Agreement dated as of June 9, 1997 among Precise Technology, Inc., Precise Holding
                       Corporation, Sunderland Industrial Holdings Corporation, Hamilton Holdings Ltd. Corporation,
                       John Hancock Mutual Life Insurance Company, Rice Partners II, L.P., Delaware State Employees'
                       Retirement Fund, Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc., and
                       Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc.
        *10.4   --     Securities Purchase Agreement dated March 29, 1996, among Precise Holding Corporation, Precise
                       Technology, Inc., Delaware State Employees' Retirement Fund, Declaration of Trust for Defined
                       Benefit Plans of Zeneca Holdings Inc., and Declaration of Trust for Defined Benefit Plans of ICI
                       American Holdings Inc.
        *10.5   --     Note Purchase Agreement dated as of March 29, 1996, among Precise Technology, Inc., John Hancock
                       Mutual Life Insurance Company and Rice Partners II, L.P.
        *10.6   --     Warrant Purchase Agreement dated as of March 29, 1996, among Precise Holding Corporation, Rice
                       Partners II, L.P., John Hancock Mutual Life Insurance Company, Delaware State Employees'
                       Retirement Fund, Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc., and


                       Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc.
        *10.7   --     First Amendment to Warrant Purchase Agreement dated as of June 13, 1997, among Precise Holding
                       Corporation, Rice Partners II, L.P., John Hancock Mutual Life Insurance Company, Delaware State
                       Employees' Retirement Fund, Declaration of Trust for Defined Benefit Plans of Zeneca Holdings
                       Inc., and Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc.
        *10.8   --     Shareholder Agreement dated as of March 29, 1996 among Precise Holding Corporation, Sunderland
                       Industrial Holdings Corporation, Hamilton Holdings Ltd. Corporation, Delaware State Employees'
                       Retirement Fund, Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc.,
                       Declaration  of Trust for Defined  Benefit  Plans of ICI  American  Holdings  Inc.,  John Hancock
                       Mutual Life Insurance Company and Rice Partners II, L.P.
        *10.9   --     First Amendment to Shareholder Agreement dated as of June 13, 1997 among Precise Holding
                       Corporation, Sunderland Industrial Holding Corporation, Hamilton Holdings Ltd. Corporation,
                       Delaware State Employees' Retirement Fund, Declaration of Trust for Defined Benefit Plans of
                       Zeneca Holdings Inc., Declaration of Trust for Defined Benefit Plans of ICI American Holdings
                       Inc., Rice Partners II, L.P. and John Hancock Mutual Life Insurance Company.
        *10.10  --     Tax Allocation and Indemnity Agreement dated as of June 11, 1997 by and among Sunderland
                       Industrial Holdings Corporation, Precise Holding Corporation, and Precise Technology, Inc. and
                       its direct and indirect subsidiaries.
        *10.11  --     Amended and Restated Management Agreement, dated as of June 13, 1997 between Precise Technology,
                       Inc. and Mentmore Holdings Corporation.
        *10.12  --     Sunderland Industrial Holdings Corporation 1997 Key Employee Nonqualified Stock Option Plan
                       dated as of April 24, 1997.
        *10.13  --     Nonqualified Stock Option Agreement dated as of April 24, 1997 between Sunderland Industrial
                       Holdings Corporation and John R. Weeks.
        *10.14  --     Nonqualified Stock Option Agreement dated as of April 24, 1997 between Sunderland Industrial
                       Holdings Corporation and Michael M. Farrell.
        +10.15  --     Memorandum of Agreement dated August 8, 1995 between The Procter & Gamble Manufacturing Company and Tredegar Molded Products Company.
        *21.1   --     Subsidiaries of the Registrants.
         27.1   --     Financial Data Schedule.

* Filed with Registration No. 333-32041 and incorporated herein by reference.

+ Confidential treatment requested for a portion of this exhibit previously filed with Registration No. 333-32041 and incorporated herein by reference.

                   PRECISE TECHNOLOGY, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                 Page Number
                                           PART I                                               Or Reference
                                                                                              ------------------
Report of Independent Accountant......................................................               34

Consolidated Balance Sheets...........................................................               35

Consolidated Statements of Income.....................................................               36

Consolidated Statements of Stockholder's Equity (Deficit) and Comprehensive Income....               37

Consolidated Statements of Cash Flows.................................................               38

Notes to the Consolidated Financial Statements........................................               40


                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Precise Technology, Inc.

We have audited the accompanying consolidated balance sheets of Precise Technology, Inc. (a wholly owned subsidiary of Precise Holding Corporation) as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholder's equity (deficit) and comprehensive income and cash flows for each of three years in the period then ended. Our audit also includes the financial statement schedule listed in the index at item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precise Technology, Inc. as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                               ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
March 19, 1999

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION)
                           COSOLIDATED BALANCE SHEETS

                                                                                                  December 31,
                                                                                         -------------------------------
                                                                                             1998              1997
                                                                                             ----              ----
                                                                                                 (In thousands)
                                        ASSETS
Current assets:
   Cash and cash equivalents                                                             $     240         $      560
   Accounts receivable, net                                                                 14,931             12,945
   Inventories                                                                               6,510              5,856
   Prepaid expenses and other                                                                  453                132
   Deferred income taxes                                                                       806                989
                                                                                         -------------     -------------
Total current assets                                                                        22,940             20,482
Property, plant and equipment, net                                                          43,537             44,830
Intangible and other assets, net                                                            26,931             28,327
                                                                                         -------------     -------------
   Total assets                                                                           $ 93,408           $ 93,639
                                                                                         =============     =============

                    LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current liabilities:
   Current maturities of long-term debt                                                  $  10,193          $   5,883
   Accounts payable                                                                          6,607              5,806
   Accrued liabilities                                                                       4,109              2,459
   Tooling deposits                                                                          3,963              1,552
                                                                                         -------------     -------------
   Total current liabilities                                                                24,872             15,700
Long-term debt, less current maturities                                                     80,031             86,869
Deferred income taxes                                                                          998              1,431
Commitments and contingencies                                                                    -                  -

Stockholder's (deficit) equity:
   Common stock, no par value; 1,000 shares authorized, and 1 share
     issued and outstanding at December 31, 1998 and 1997,                                       1                  1
     respectively
Additional paid-in-capital                                                                  3,555              3,555
Other comprehensive income                                                                    (292)              (204)
Retained deficit                                                                           (15,757)           (13,713)
                                                                                         -------------     -------------
Total stockholder's deficit                                                                (12,493)           (10,361)
                                                                                         -------------     -------------
Total liabilities and stockholder's deficit                                              $  93,408          $  93,639
                                                                                         =============     =============



                             See accompanying notes

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION)
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                   Year Ended December 31,
                                                                       -------------------------------------------------
                                                                           1998              1997              1996
                                                                           ----              ----              ----
                                                                                        (In thousands)
Net sales                                                                $98,025           $100,737          $ 93,289
Cost of sales                                                             77,459             82,732            76,477
                                                                       -------------     -------------     -------------
Gross profit                                                              20,566             18,005            16,812
Selling, general, and administrative                                      10,737              8,980             7,262
Plant closure costs                                                           31                 69               671
Amortization of intangible assets                                          1,155              1,224             1,042
                                                                       -------------     -------------     -------------
Operating income                                                           8,643              7,732             7,837
Other expense (income):
    Interest expense                                                      10,311              8,771             6,131
    Other                                                                    (51)               873               (25)
                                                                       -------------     -------------     -------------
(Loss) income before income taxes and extraordinary item                  (1,617)            (1,912)            1,731
Provision for income taxes                                                   427                228             1,265
                                                                       -------------     -------------     -------------
Net (loss) income before extraordinary item                               (2,044)            (2,140)              466
Extraordinary item, net of tax                                                 -             (4,841)                -
                                                                       -------------     -------------     -------------
Net (loss) income                                                        $(2,044)           $(6,981)         $    466
                                                                       =============     =============     =============



                             See accompanying notes

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION)
         CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT) AND
                              COMPREHENSIVE INCOME

                              Preferred Stock                                          Other
                                   91/2%              Common Stock       Additional   Comprehen-  Retained
                           ---------------------- ----------------------  Paid-in       sive     (Deficit)
                            Shares      Amount     Shares      Amount     Capital      Income     Earnings      Total
                           -------      ------     ------      ------    ----------   ----------  --------      -----
                                                         (In thousands, except for shares)
Balance at December 31,        331      $ 3,315          1   $       1      $1,649      $(120)   $     555    $   5,400
1995
   Capital contributions         -            -          -           -         750          -            -          750
   Exchange of stock          (331)      (3,315)       124       3,315           -          -            -            -
   Dividends                     -            -          -           -           -          -         (939)        (939)
   Minimum pension
     liability, net of           -            -          -           -           -        120            -          120
     tax of $80,000
   Discounts related to
     warrants, net of tax        -            -          -           -       1,156          -            -        1,156
   Net income                    -            -          -           -           -          -          466          466
                           ---------- ----------- ---------- ----------- ----------- ----------- ------------ -----------
Balance at December 31,          -            -        125       3,316       3,555          -           82        6,953
1996
   Redemption of stock           -            -       (124)     (3,315)          -          -            -       (3,315)
   Dividends                     -            -          -           -           -          -       (6,814)      (6,814)
   Minimum pension
     liability, net of           -            -          -           -           -       (204)           -         (204)
     tax of $136,000
   Net loss                      -            -          -           -           -          -       (6,981)      (6,981)
                           ---------- ----------- ---------- ----------- ----------- ----------- ------------ -----------
Balance at  December  31,        -            -          1           1       3,555       (204)     (13,713)     (10,361)
1997
   Minimum pension
     liability, net of           -            -          -           -           -        (88)           -          (88)
     tax of $58,000
   Net loss                      -            -          -           -           -          -       (2,044)      (2,044)
                           ---------- ----------- ---------- ----------- ----------- ----------- ------------ -----------
Balance at December 31,          -     $      -          1   $       1      $3,555      $(292)    $(15,757)    $(12,493)
1998
                           ========== =========== ========== =========== =========== =========== ============ ===========




                             See accompanying notes

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended December 31,
                                                                       -------------------------------------------------
                                                                           1998              1997              1996
                                                                           ----              ----              ----
                                                                                        (In thousands)
OPERATING ACTIVITIES
Net (loss) income                                                        $(2,044)          $(6,981)         $    466
Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
     Extraordinary item, net of tax                                            -             4,841                 -
     Depreciation and amortization                                         7,769             6,716             5,353
     Amortization of original issue discount
       and financing fees                                                    558               702               670
     Loss (gain) on sale of equipment                                        132               461               (37)
     Provision for loss on sale of Rochester plant                             -                 -               301
     Deferred income taxes                                                  (192)             (120)              348
     Changes in assets and liabilities:
       Accounts receivable                                                (1,986)              475             3,022
       Inventories                                                          (654)            4,001              (419)
       Prepaid expenses and other                                           (218)              126               369
       Accounts payable                                                      801            (1,091)             (809)
       Tooling deposits                                                    2,411              (512)              350
       Accrued liabilities                                                 1,082            (2,153)              (12)
                                                                       -------------     -------------     -------------
Net cash provided by operating activities                                  7,659             6,465             9,602

INVESTING ACTIVITIES
Capital expenditures                                                      (2,994)           (4,950)           (2,175)
Proceeds from sale of fixed assets                                           119             1,460               346
Net cash used in business acquisitions                                         -                 -           (63,801)
                                                                       -------------     -------------     -------------
Net cash used in investing activities                                     (2,875)           (3,490)          (65,630)

FINANCING ACTIVITIES
Borrowings on revolving line of credit                                    19,200            23,600            25,942
Payments on revolving line of credit                                     (20,700)          (15,400)          (27,926)
Proceeds from bond issuance                                                    -            75,000                 -
Repayment of long-term debt                                               (3,604)          (61,573)           (7,605)
Prepayment of debt premiums                                                    -            (2,399)                -
Payment of financing costs                                                     -            (4,575)           (4,744)
Redemption of common stock                                                     -            (3,315)                -
Redemption of preferred stock                                                  -            (8,250)                -
Dividends paid on common and preferred stock                                   -            (6,814)             (939)
Proceeds from senior term notes                                                -                 -            40,000
Proceeds from senior subordinated notes                                        -                 -            20,000
Proceeds from issuance of preferred stock                                      -                 -             8,250
Proceeds from term note                                                        -                 -             3,585
Capital contribution                                                           -                 -               750
                                                                       -------------     -------------     -------------
Net cash (used in) provided by financing activities                       (5,104)           (3,726)           57,313
                                                                       -------------     -------------     -------------
Net (decrease) increase in cash                                             (320)             (751)            1,285
Cash at beginning of period                                                  560             1,311                26
                                                                       -------------     -------------     -------------
Cash at end of period                                                    $   240         $     560          $  1,311
                                                                       =============     =============     =============


                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION)
               CONSOLIDATED STATEMENTS OF CASH FLOWS-(CONTINUED)

                                                                                   Year Ended December 31,
                                                                       -------------------------------------------------
                                                                           1998              1997              1996
                                                                           ----              ----              ----
                                                                                        (In thousands)
Supplemental disclosures of cash flow information
   Cash paid during the period for:
     Interest (including $0, $170,620 and $0 capitalized
       in 1998, 1997 and 1996, respectively)                             $  9,812         $   7,969         $   5,198
                                                                       =============     =============     =============

     Income taxes                                                        $     90         $     774         $     774
                                                                       =============     =============     =============

Supplemental  schedule of noncash  investing and financing
   activities
   Capital lease agreements for equipment                                $  2,576         $   4,810         $   4,201
                                                                       =============     =============     =============

   Assets acquired and liabilities assumed in
     connection with acquisitions:
       Fair value of assets acquired                                     $      -         $       -         $  81,200
       Liabilities assumed                                                      -                 -            12,249
                                                                       -------------     -------------     -------------
       Cash paid                                                                -                 -            68,951
       Less fees and expenses                                                   -                 -            (4,744)
       Less cash acquired                                                       -                 -              (406)
                                                                       -------------     -------------     -------------
       Net cash paid for acquisitions                                    $      -         $       -         $  63,801
                                                                       =============     =============     =============

                             See accompanying notes

                           PRECISE TECHNOLOGY, INC.
          (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION)
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Accounting Policies

Organization and Activities

         The accompanying consolidated financial statements include the accounts of Precise Technology, Inc. ("Company") and its wholly owned subsidiaries. Significant intercompany transactions have been eliminated.

         The Company is a wholly owned subsidiary of Precise Holding Corporation ("Precise Holding") which is a majority-owned subsidiary of SIHC II LLC ("SIHC II"). In December 1998, Sunderland Industrial Holdings Corporation ("Sunderland") contributed 100% of its shares in Precise Holding to SIHC II. SIHC I LLC ("SIHC I") owns a 100% maembership interest in SIHC II. Sunderland owns a 1% membership interest and is the managing member of SIHC I.

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

         Tooling and Dies--Cost of tooling and dies purchased or produced are included in inventory. Tooling deposits represent progress billings related to the manufacture of tools and dies for customers. Income from contracts for the manufacture of customer tooling is accounted for under the completed-contract method of accounting, which recognizes revenue upon substantial completion of contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Contracts are considered substantially complete upon acceptance by the customer.

Property, Plant and Equipment

         Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on the straight-line method based on estimated useful lives, as follows:

           Building and improvements                 5-40 years
           Machinery and equipment                   3-10 years

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

Intangible Assets

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

         Deferred Financing Cost--Deferred financing costs relate to the costs of obtaining financing. These costs are being amortized over the period related to the debt outstanding.

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

2. Accounts Receivable and Significant Customers

         Accounts receivable are presented net of allowance for doubtful accounts of approximately $166,000 and $85,000 as of December 31, 1998 and 1997, respectively. Management continually evaluates its accounts receivable and adjusts its allowance for doubtful accounts for changes in potential credit risk. The Company does not require collateral for its trade accounts receivable.

3. Inventories

         The major components of inventories were as follows:

                                                 December 31,
                                     --------------------------------------
                                           1998                 1997
                                           ----                 ----
                                                (In thousands)
            Finished products               $1,309               $1,679
            Raw materials                    2,085                2,349
            Tooling and dies                 3,116                1,828
                                     -----------------    -----------------
            Total inventories               $6,510               $5,856
                                     =================    =================

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

4. Property, Plant and Equipment

                                                                                     December 31,
                                                                        -------------------------------------
                                                                              1998                 1997
                                                                              ----                 ----
                                                                                   (In thousands)
Land                                                                        $ 2,194             $  2,194
Buildings and leasehold improvements                                         11,453                9,534
Machinery and equipment                                                      48,433               45,297
                                                                        ----------------     ----------------
                                                                             62,080               57,025
Accumulated depreciation and amortization                                   (18,543)             (12,195)
                                                                        ----------------     ----------------
Net property, plant and equipment                                           $43,537              $44,830
                                                                        ================     ================

         Depreciation and amortization expense on property, plant and equipment was approximately $6,614,000, $5,513,000 and $4,213,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


5. Intangible and Other Assets

         Intangible and other assets consisted of the following:

                                                                                     December 31,
                                                                        -------------------------------------
                                                                              1998                 1997
                                                                              ----                 ----
                                                                                   (In thousands)
Goodwill                                                                   $ 25,393             $ 25,393
Deferred financing costs                                                      4,575                4,575
Noncompete agreements                                                             -                  557
Intangible pension asset and other                                            1,046                  421
                                                                        ----------------    -----------------
Total                                                                        31,014               30,946
Accumulated amortization                                                     (4,083)              (2,619)
                                                                        ----------------    -----------------
Intangible and other assets, net                                           $ 26,931             $ 28,327
                                                                        ================    =================

6. Long-Term Debt

                                                                                     December 31,
                                                                        -------------------------------------
                                                                              1998                 1997
                                                                              ----                 -----
                                                                                   (In thousands)
11 1/8% Senior Subordinated Notes (a)                                      $ 75,000             $ 75,000
Credit Agreement (b)                                                          7,000                8,500
Other notes (c)                                                                 214                  372
Capitalized lease obligations (Note 10)                                       8,010                8,880
                                                                         ----------------    -----------------
                                                                             90,224               92,752
Less:
Current maturities on long-term debt                                        (10,193)              (5,883)
                                                                         ----------------    -----------------
            Total                                                          $ 80,031             $ 86,869
                                                                         ================    =================


   (a) 11 1/8% Senior Subordinated Notes due 2007 ("Notes")

        On June 13, 1997, the Company issued $75,000,000 of Notes. The Notes accrue interest at the rate of 11-1/8% per annum and are payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 1997.

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

   (b) Credit Agreement

         On June 13, 1997, the Company entered into a $30,000,000 Credit Agreement with a financial institution, which expires in 2002. Borrowings under the Credit Agreement may be used to fund the Company's working capital requirements, finance certain permitted acquisitions and general corporate requirements of the Company and pay fees and expenses related to the foregoing. Up to $2,000,000 of the total Credit Agreement commitment is available for the issuance of standby letters of credit, which borrowings reduce amounts available under the Credit Agreement. The Company is required to pay a .50% fee on the average daily unused portion of the Credit Agreement. The Company is also subject to mandatory prepayment terms as described in the Credit Agreement.

         Borrowings under the Credit Agreement accrue interest, at the option of the Company, at either LIBOR (varying from 5.07% to 5.54% at December 31, 1998) plus 2.5% or the financial institution's prime rate (7.75% at December 31, 1998) plus 1.5%.

         The Credit Agreement is guaranteed on a senior basis by the Company's Parent and by all of the Company's subsidiaries and is collateralized by substantially all of the Company's and its subsidiaries' assets. The Credit Agreement contains certain covenants which require the Company to maintain leverage ratios, fixed charge and interest coverage ratios and minimum net worth. The Credit Agreement further limits capital expenditures, declaration of dividends and other restricted payments, and additional indebtedness. The Credit Agreement also restricts the sale or transferring of the Company's assets or capital stock.

   (c) Other Notes

         The Company has various other notes of approximately $214,000 at December 31, 1998. The notes are payable in monthly installments ranging from $3,756 to $7,697 through March 2, 2000. The notes accrue interest at rates varying from 4.8% to 8.15%.

         Five-year maturities of long-term debt are as follows (dollars in thousands):

                                                 Debt Obligations
                                                --------------------

                1999                                    $10,193
                2000                                      2,263
                2001                                      1,367
                2002                                      1,063
                2003                                        338
                Thereafter                               75,000
                                                --------------------
                                                        $90,224
                                                ====================

                           PRECISE TECHNOLOGY, INC.
          (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

7. Fair Values of Financial Instruments

         The Company, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:

     Cash and cash equivalents--The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     Long-term debt--The carrying amounts of the Company's borrowings under its short-term revolving credit agreements approximate their fair value. The fair values of the Company's Notes are determined using quoted market prices.

         The carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:

                                                                           December 31,
                                             -------------------------------------------------------------------------
                                                           1998                                   1997
                                             ----------------------------------     ----------------------------------
                                                Carrying             Fair              Carrying             Fair
                                                 Amount             Value               Amount             Value
                                             ---------------    ---------------     ---------------    ---------------
                                                                          (In thousands)
Cash and cash equivalents                      $     240          $     240           $     560           $     560
Long-term debt                                   $90,224            $87,599             $92,752             $92,752


                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


8. Employee Benefit Plans

     The Company sponsors a noncontributory defined benefit pension plan. The following sets forth the funded status of the Companys defined benefit plan and amounts recognized in the accompanying balance sheet as of December 31:


                                                                              1998               1997
                                                                           ----------         -----------
                                                                                   (In thousands)
                    Change in benefit obligation
                    Benefit obligation at beginning of year                  $(1,324)          $(1,113)
                    Service cost                                                 (33)              (32)
                    Interest cost                                                (97)              (88)
                    Actuarial gains                                             (134)             (131)
                    Benefits paid                                                 55                40
                                                                           ----------         -----------
                    Benefit obligation at end of year                         (1,545)           (1,324)

                    Change in plan assets
                    Fair value of plan assets at beginning of year             1,216             1,120
                    Actual return on plan assets                                  81                76
                    Company contributions                                         66                60
                    Benefits paid                                                (55)              (40)
                                                                           ----------         -----------
                    Fair value of plan assets at end of year                   1,308             1,216
                                                                           ----------         -----------

                    Funded status of the plan (underfunded)                     (237)             (108)
                    Unrecognized net loss                                        486               340
                    Unrecognized prior service cost                               82                90
                    Minimum pension liability adjustment                        (568)             (430)
                                                                           ----------         -----------
                    Accrued benefit cost                                       $(237)            $(108)
                                                                           ==========         ===========

          The Company has recognized the following amounts in its balance sheets at December 31:

                                                                              1998               1997
                                                                           ----------         -----------
                                                                                   (In thousands)
                    Prepaid benefit cost                                       $331              $321
                    Accrued benefit liability                                  (568)             (430)
                    Intangible asset                                             82                90
                    Accumulated other comprehensive income, net of tax
                       of $194 in 1998 and $136 in 1997.                        292               204


          The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% and 7.5%, respectively, at December 31, 1998 and 1997. The expected long-term rate of return on plan assets was 8.0% for both 1998 and 1997.

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


8. Employee Benefit Plans-(continued)

          The Company's pension expense for its defined benefit pension plan consists of the following components for the years ended December 31, 1998, 1997 and 1996:

                                                                                   December 31
                                                            ----------------------------------------------------------
                                                                 1998                 1997                 1996
                                                            ----------------     ----------------     ----------------
                                                                                 (In thousands)
                    Service cost for benefits earned               $33                  $32                  $35
                      during the year
                    Interest cost on projected benefit              97                   88                   83
                      obligation
                    Actual return on plan assets                   (81)                 (96)                 (89)
                    Amortization of prior service cost              27                   15                   15
                                                            ----------------     ----------------     ----------------
                    Benefit cost                                   $56                  $39                  $44
                                                            ================     ================     ================

          In addition, the Company sponsored a defined contribution 401(k) plan which covered substantially all non-union employees at the Tredegar and Unity facilities. Under the terms of the 401(k), the Company matched 25% of employees' contributions up to 6% of employees' salaries. Contributions made by the Company to the defined contribution 401(k) plan were approximately $0, $146,000 and $69,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Effective January 1, 1998, this plan was terminated and merged into the Corporate Plan (see below).

          The Company also sponsors a defined contribution 401(k) plan ("Corporate Plan") which covers substantially all non-union employees at the other Company facilities. Under the terms of the 401(k) plan, the Company matches 50% of employees' contributions up to 5% of employee salary, and provides a discretionary contribution of 3.5% of eligible employees' salaries to the plan, for a combined total of up to 6% of eligible employees' earnings. Contributions made by the Company to the defined contribution 401(k) plan were approximately $1,035,000, $343,000, and $329,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

9. Income Taxes

          Income tax expense consisted of the following for the years ended December 31:

                                                                   1998             1997              1996
                                                                   ----             ----              ----
                                                                               (In thousands)
                    Current:
                       Federal                                     $   -            $   -            $  587
                       State                                         619              349               330
                                                                   -------          -------          -------
                                                                     619              349               917
                    Deferred:
                       Federal                                      (364)            (398)              412
                       State                                         172              277               (64)
                                                                   -------          -------          -------
                                                                    (192)            (121)              348
                                                                   -------          -------          -------
                                                                   $ 427            $ 228            $1,265
                                                                   =======          =======          =======

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

9. Income Taxes-(continued)

          A reconciliation of U.S. income tax computed at the statutory rate and actual expense is as follows for the years ending December 31:

                                                                   1998              1997             1996
                                                                   ----              ----             -----
                                                                               (In thousands)
                    Amount computed at statutory rate               $(550)            $(650)        $   589
                    State and local taxes less applicable
                      federal income tax                              522               413             156
                    Goodwill and other amortization                   396               386             367
                    Other                                              59                79             153
                                                                 ----------         ----------     -----------
                                                                     $427             $ 228          $1,265
                                                                 ==========         ==========     ===========


     The components of net deferred tax assets and liabilities at December 31 are as follows:

                                                                                    1998              1997
                                                                                    ----              -----
                                                                                        (In thousands)
                    Deferred tax assets:
                       Receivables                                               $     63           $   121
                       Inventory                                                       33                73
                       Accrued expenses                                               952             1,106
                       Related party financing costs                                  218               281
                       Plant closing costs                                            131               332
                       Federal net operating losses                                 3,373             2,676
                       State net operating losses                                   1,833             1,218
                       Pension                                                        173               119
                       AMT credit carryforward                                        119                93
                       Other                                                           68               121
                                                                                ----------     -------------
                    Deferred tax assets                                             6,963             6,140
                    Valuation reserve                                              (1,833)           (1,218)
                                                                                ----------     -------------
                    Total deferred tax assets                                       5,130             4,922
                    Deferred tax liabilities:
                      Inventory                                                         -               171
                      Property, plant and equipment                                 5,322             5,193
                                                                                ----------     -------------
                    Total deferred tax liabilities                                  5,322             5,364
                                                                                ----------     -------------
                    Net deferred tax liabilities                                  $   192           $   442
                                                                                ==========     =============


     The Company had net operating losses for federal income tax purposes at December 31, 1998 of approximately $9,994,000. The Company's net operating losses expire in the years ending 2012 and 2017. The Company also has a significant state net operating loss, the realization of which is less likely than not before expiration.

                           PRECISE TECHNOLOGY, INC.
          (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10. Commitments and Contingencies

   (a) Lease Commitments

         The Company leases certain production and office equipment and vehicles. These leases are subject to renewal options for varying periods. Future minimum payments under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following as of December 31, 1998:


                                                                                  Capital          Operating
                                                                                   Leases            Leases
                                                                                        (In thousands)
                    1999                                                           $ 3,542           $ 1,600
                    2000                                                             2,578             1,120
                    2001                                                             1,550               739
                    2002                                                             1,128               487
                    2003                                                               347               434
                    Thereafter                                                          --               389
                                                                                ----------     -------------
                    Total minimum lease payments                                   $ 9,145           $ 4,769
                                                                                               =============
                    Less amounts representing interest                              (1,135)

                                                                                ----------
                    Present value of net minimum lease payments                      8,010
                    Less current maturities of capital lease obligations            (3,029)
                                                                                ----------
                    Capital lease obligations                                      $ 4,981
                                                                                ==========

          Operating lease expense under such arrangements was approximately $1,859,000, $1,606,000, and $1,220,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

         The Company subleases certain property under an agreement which expires on March 31, 2000. Rental income under such agreement was approximately $209,000 and $87,000 for the years ended December 31, 1998 and 1997, respectively. Future minimum rental receipts under the non-cancelable sublease arrangement are approximately $209,000 in 1999 and $52,000 in 2000.

         Capital leases are as follows:

                                                   1998                 1997
                                                   ----                 ----
                                                      (In thousands)
             Machinery and equipment             $15,466                $13,451
             Leasehold improvements                  225                    225
                                                ------------           ---------
                                                  15,691                 13,676
             Accumulated amortization             (3,144)                (2,622)
                                                ------------      -------------
                                                 $12,547                $11,054
                                                ============           ==========


          Amortization expense related to capitalized leases was approximately $1,518,000, $1,073,000, and $749,000 for the years ended December 31, 1998,
1997, and 1996, respectively.

         The Company has a lease line of credit in the amount of approximately $2,000,000, which expires on March 31, 1999. This lease line of credit is available to support the Company's capital expenditures for certain machinery and equipment. As of December 31, 1998, the Company had approximately $1,100,000 of borrowings outstanding under the lease line.

                           PRECISE TECHNOLOGY, INC.
          (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10. Commitments and Contingencies--(continued)

   (b) Litigation

         The Company is involved from time to time in lawsuits that arise in the normal course of business. The Company actively and vigorously defends all lawsuits. Management believes that there are no lawsuits that will have a material effect on the Company's financial position.

11. Related Party Transaction

         The sole executive officers and directors of Mentmore Holdings Corporation ("Mentmore") are Richard L. Kramer and William L. Remley who are also directors of the Company. Mentmore provides management services to Precise and its subsidiaries pursuant to the Management Agreement dated March 15, 1996, as amended (the "Management Agreement"). Pursuant to the Management Agreement, Mentmore provides the Company with general management, advisory and consulting services with respect to the Company's business and with respect to such other matters as the Company may reasonably request from time to time, including, without limitation, strategic planning, financial planning, business acquisition and general business development services. The Company paid Mentmore fees of $300,000, $675,000 and $450,000 for the years ended December 31, 1998, 1997 and 1996, respectively, for management and other advisory services and reimbursed Mentmore for certain expenses incurred in connection with the rendering of such services.

         The Company paid the law firm of Richard C. Hoffman, P.C., whose principal is a director of the Company, approximately $0, $5,000 and $257,000 in legal fees for the years ended December 31, 1998, 1997 and 1996, respectively. During this period, Mr. Hoffman served as Vice President and General Counsel of Mentmore.

         The Company paid the law firm of Michael D. Schenker, Co. L.P.A. whose principal is an officer of Mentmore, a total of approximately $300,000 in legal fees for the year ended December 31, 1997. No fees were paid to the law firm of Michael D. Schenker, Co. L.P.A. for the year ended December 31, 1998.

         In April of 1997, two of the Company's executive officers were granted options to purchase an aggregate of 1,900 shares of Sunderland common stock at an exercise price of $1,500 per share, pursuant to nonqualified stock option agreements (the "Option Agreements"). The exercise price was derived from a formula based upon the fair market value of Sunderland's common stock at the date of the grant. The majority of the options (1,600 shares) are exercisable over a three-year period following the grant date ("First Options"). The remainder of the options ("Second Options") are exercisable in 25% increments based upon the attainment of a certain annual operating target as defined in the Option Agreements, for Sunderland's year ended December 31, 1997 through 2000. On October 8, 1998, the Option Agreements were amended to further clarify and modify certain provisions of the Option Agreements.

         By Assignment and Assumption Agreement dated as of December 14, 1998, Sunderland assigned, and SIHC II LLC, a Delaware limited liability company ("SIHC II"), assumed, Sunderland's rights and obligations under the Option Agreements. Pursuant to such agreement, the two executive officers agreed to substitute the options for the right to acquire an identical percentage of the membership interests in SIHC II.

                           PRECISE TECHNOLOGY, INC.
          (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

12. Segment Information

         The Company has two reportable segments: injection molding and mold making. The Company's injection molding segment produces highly engineered, close tolerance, precision plastic products. The Company's mold making segment has extensive tool and die manufacturing capabilities.

         The Company evaluates performance and allocates resources based on gross margin. As a result, the Company does not allocate certain general and administrative expenses to its operating segments including depreciation, amortization and interest expense. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

         The Company's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they manufacture and distribute distinct products or services with different production processes.

         Information by industry segment is set forth below:

                                                                  Year Ended December 31, 1998
                                           ----------------------------------------------------------------------------
                                                                                  -----------------
                                                                                    Unallocated
                                           Injection                 Mold            Corporate             Total
                                            Molding                 Making            Expenses         Consolidated
                                           ------------------  -----------------  -----------------  ------------------
                                                                         (in thousands)
Revenues from external customers                 $82,064              $15,961           $      -           $98,025
Segment gross margin                              19,302                1,264                  -            20,566
Depreciation and amortization expense              5,245                1,017              1,507             7,769
Interest expense                                       -                    -             10,311            10,311
Segment assets                                    48,711               13,565             31,132            93,408
Net capital expenditures                           4,167                  806                597             5,570

                                                                  Year Ended December 31, 1997
                                           ----------------------------------------------------------------------------
                                                                                    Unallocated
                                               Injection             Mold            Corporate             Total
                                                Molding             Making            Expenses         Consolidated
                                           ------------------  -----------------  -----------------  ------------------
                                                                         (in thousands)
Revenues from external customers                 $88,003              $12,734            $     -           $100,737
Segment gross margin                              18,350                 (345)                 -             18,005
Depreciation and amortization expense              4,341                  948              1,427              6,716
Interest expense                                       -                    -              8,771              8,771
Segment assets                                    50,413               10,587             32,639             93,639
Net capital expenditures                           6,869                1,159              1,732              9,760


                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)


12. Segment Information-(continued)

                                                                  Year Ended December 31, 1996
                                            -----------------------------------------------------------------------
                                                                                    Unallocated
                                               Injection             Mold            Corporate             Total
                                                Molding             Making            Expenses         Consolidated
                                            ---------------   -----------------  -----------------  ---------------
                                                                         (in thousands)
Revenues from external customers                 $83,674              $ 9,615         $        -            $93,289
Segment gross margin                              16,128                  684                  -             16,812
Depreciation and amortization expense              3,415                  685              1,253              5,353
Interest expense                                       -                    -              6,131              6,131
Segment assets                                    54,433               10,952             33,674             99,059
Net capital expenditures                           5,017                  721                638              6,376


     The Company's marketing focus is to service a diverse base of original equipment manufacturers in the health care, packaging and consumer/industrial markets. The Company has ten facilities located throughout the Eastern and Midwestern United States.

     For the year ended December 31, 1998, sales to two customers of the Companys injection molding segment accounting for 10% or more of net sales were $20,326,000 and $15,549,000. For the year ended December 31, 1997, sales to one customer of the Companys injection molding segment accounting for 10% or more of net sales were $21,337,000. For the year ended December 31, 1996, sales to two customers of the Companys injection molding segment accounting for 10% or more of net sales were $14,085,000 and $12,263,000.

13. Financial Information for Subsidiary Guarantors

     The Company's payment obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, the "Subsidiary Guarantees") by Precise Technology of Delaware, Inc., Precise Technology of Illinois, Inc., Precise TMP, Inc., Precise Polestar, Inc., and Massie Tool, Mold and Die, Inc. each a direct or indirect wholly-owned subsidiary of the Company and each a "Guarantor". These subsidiaries represent substantially all of the operations of the Company conducted in the United States. In accordance with previous positions taken by the Securities and Exchange Commission, the following summarized financial information illustrates the composition of the combined Guarantors. Separate complete financial statements of the respective Guarantors are not presented because management has determined that they would not provide additional material information that would be useful in assessing the financial composition of the Guarantors. No single Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in the event of a default on its Subsidiary Guarantee other than its subordination to senior indebtedness described in Note 6. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


13. Financial Information for Subsidiary Guarantors-(continued)


                                               SUMMARIZED COMBINED FINANCIAL INFORMATION
                                                   FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                  Guarantor                             Consolidated
                                                 Parent          Subsidiaries        Eliminations          Total
                                                 ------          ------------        ------------       -----------
                                                                          (In thousands)
                  Current assets                $  6,122             $68,403           $(51,585)           $22,940
                  Non-current assets              83,978              55,322            (68,832)            70,468
                  Current liabilities             46,124              30,333            (51,585)            24,872
                  Non-current liabilities         73,468               7,561                  -             81,029
                  Net sales                       14,388              84,121               (484)            98,025
                  Gross profit                     2,517              18,049                  -             20,566
                  Net (loss) income               (8,229)              6,185                  -             (2,044)


                                               SUMMARIZED COMBINED FINANCIAL INFORMATION
                                                 FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                  Guarantor                             Consolidated
                                                 Parent          Subsidiaries        Eliminations          Total
                                                 ------          ------------        ------------        -----------
                                                                          (In thousands)
                  Current assets                $  4,289             $58,061           $(41,868)          $ 20,482
                  Non-current assets              84,585              57,404            (68,832)            73,157
                  Current liabilities             37,819              19,749            (41,868)            15,700
                  Non-current liabilities         83,990               4,310                  -             88,300
                  Net sales                       17,144              84,085               (492)           100,737
                  Gross profit                     3,270              14,735                  -             18,005
                  Loss from continuing
                     operations before
                     extraordinary item           (1,012)               (900)                 -             (1,912)
                  Net (loss) income              (15,926)              8,945                  -             (6,981)

                                               SUMMARIZED COMBINED FINANCIAL INFORMATION
                                                 FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                  Guarantor                             Consolidated
                                                 Parent          Subsidiaries        Eliminations          Total
                                                 ------          ------------        ------------       ------------
                                                                          (In thousands)
                  Net sales                      $23,660             $71,004            $(1,375)           $93,289
                  Gross profit                     5,685              11,127                  -             16,812
                  Net (loss) income               (7,953)              8,419                  -                466

                                       52

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

14. Quarterly Financial Information (unaudited)

     The following table sets forth selected financial information for each of the fiscal quarters during years ended December 31, 1998 and 1997 (dollars in thousands):

                                                                               December 31, 1998
                                                        -----------------------------------------------------------------
                                                        1st Quarter      2nd Quarter       3rd Quarter      4th Quarter
                                                        -------------    -------------     -------------    -------------
                                                                                 (In thousands)
                  Net sales                                 $23,395          $24,769           $24,718          $25,143
                  Gross profit                                4,481            5,058             5,354            5,673
                  Net income / (loss)                          (791)            (380)             (558)            (315)


                                                                               December 31, 1997
                                                        -----------------------------------------------------------------
                                                        1st Quarter      2nd Quarter       3rd Quarter      4th Quarter
                                                        -------------    -------------     -------------    -------------
                                                                                 (In thousands)
                  Net sales                                 $26,325          $25,470           $24,616          $24,326
                  Gross profit                                4,712            4,215             4,471            4,607
                  Income / (loss) before
                     extraordinary item, net of tax             150           (1,502)             (455)            (333)
                  Net income / (loss)                           150           (6,343)             (455)            (333)


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of North Versailles, State of Pennsylvania, as of March 31, 1999.

                                   PRECISE TECHNOLOGY, INC.

                                   By:    /s/ JOHN R. WEEKS
                                        ---------------------------------------

                                         John R. Weeks
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and as of the dates indicated.


                      SIGNATURE                                       TITLE                             DATE
                      ---------                                       -----                             -----
                /s/ RICHARD L. KRAMER              Chairman of the Board of Directors,           March 31, 1999
               ----------------------
                  Richard L. Kramer                Secretary and Director

                /s/ WILLIAM L. REMLEY              Vice Chairman, Treasurer and Director         March 31, 1999
                ---------------------
                  William L. Remley

                  /s/ JOHN R. WEEKS                President and Chief Executive Officer         March 31, 1999
                  -----------------
                    John R. Weeks

                /s/ GREGORY R. CONLEY              Vice President and Chief Financial Officer    March 31, 1999
                ---------------------
                  Gregory R. Conley                (principal financial and accounting officer)


                             PRECISE TECHNOLOGY INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


                                                                     Additions
                                                             ---------------------------
                                                                             Charged to
                                             Balance at      Charged to         Other                         Balance at
                                             Beginning       Costs and        Accounts       Deductions-        End of
                                             of Period       Expenses         Describe        Describe          Period
                                             -----------     -----------     -----------    -------------    -----------
YEAR ENDED DECEMBER 31, 1998:
Deducted from asset accounts:
   Allowance for doubtful accounts           $   85,000      $   81,000      $        -                -     $   166,000
                                             ===========     ===========     ===========    =============    ===========


YEAR ENDED DECEMBER 31, 1997:
Deducted from asset accounts:
   Allowance for doubtful accounts           $   60,000      $   25,000      $        -                -      $   85,000
                                             ===========     ===========     ===========    =============    ===========


YEAR ENDED DECEMBER 31, 1996:
Deducted from asset accounts:
   Allowance for doubtful accounts            $ 100,000      $        -       $       -       $(40,000) (1)    $ 60,000
                                             ===========     ===========     ===========    =============    ===========


(1) Adjustment of allowance as a result of changing circumstances.

                      PRECISE TECHNOLOGY INC. AND SUBSIDIARIES
                         RATIO OF EARNINGS TO FIXED CHARGES
          FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, 1996, 1995, AND 1994
                                   (In thousands)


                                                         1994          1995          1996          1997          1998
                                                         ----          ----          ----          ----          ----
Earnings before fixed charges:
   Net income (loss)                                      $  950       $1,275         $  466       $(6,981)      $(2,044)
   Extraordinary item, net of tax                              -            -              -         4,841             -
   Provision for income taxes                                574          941          1,265           228           427
                                                      ------------  ------------  ------------  ------------  ------------
Income (loss) before income taxes                          1,524        2,216          1,731        (1,912)       (1,617)
Interest expense                                             956          810          6,131         8,771        10,311
Interest portion of rental expenses                          124          103            304           390           465
Current period interest
   Amortization of interest capitalized in prior
     periods                                                   -            2              2             2            26
                                                      ------------  ------------  ------------  ------------  ------------
Earnings before fixed charges                              2,604        3,131          8,168         7,251         9,185
                                                      ------------  ------------  ------------  ------------  ------------
Fixed Charges:
   Interest expense                                          956          810          6,131         8,771        10,311
   Interest portion of rental expenses                       124          103            304           390           465
   Interest capitalized during the period                     17            -              -           171             -
                                                      ------------  ------------  ------------  ------------  ------------
   Total fixed charges                                     1,097          913          6,435         9,332        10,776
Excess (Deficiency) of earnings to fixed charges          $1,507       $2,218         $1,733       $(2,081)      $(1,591)
                                                      ============  ============  ============  ============  ============
Ratio of Earnings to fixed charges                         2.4x         3.4x           1.3x          0.8x          0.9x
                                                      ============  ============  ============  ============  ============

                                LIST OF EXHIBITS
                                ----------------

  Exhibit
   Number             Description
    *3.1       -    Amended and Restated Certificate of Incorporation of Precise Technology, Inc.
    *3.2       -    Bylaws of Precise Technology, Inc.
    *3.3       -    Certificate of Incorporation of Precise Technology of Delaware, Inc.
    *3.4       -    Bylaws of Precise Technology of Delaware, Inc.
    *3.5       -    Certificate of Incorporation of Precise Technology of Illinois, Inc.
    *3.6       -    Bylaws of Precise Technology of Illinois, Inc.
    *3.7       -    Articles of Incorporation of Precise TMP, Inc.
    *3.8       -    Amended and Restated Bylaws of Precise TMP, Inc.
    *3.9       -    Certificate of Incorporation of Precise Polestar, Inc.
    *3.10      -    Bylaws of Precise Polestar, Inc.
    *3.11      -    Articles of Incorporation of Massie Tool, Mold & Die, Inc.
    *3.12      -    Bylaws of Massie Tool, Mold & Die, Inc.
    *4.1       -    Indenture dated as of March 18, 1997 by and among Precise Technology, Inc., as Issuer, Precise
                    Technology of Delaware, Inc., Precise Technology of Illinois, Inc., Precise TMP, Inc., Precise
                    Polestar, Inc. and Massie Tool, Mold & Die, Inc., as Subsidiary Guarantors, and Marine Midland
                    Bank, as trustee  (including the form of 11 1/8% Senior  Subordinated  Note due 2007 and the form of Subsidiary Guarantee).
    *4.4       -    Supplemental Indenture No. 1 to Indenture, dated as of October 10, 1997, by and among
                    PreciseTechnology, Inc., Precise TMP, Inc., Massie Tool, Mold & Die, Inc., Precise Polestar,
                    Inc., Precise Technology of Delaware, Inc., Precise Technology of Illinois, Inc. and Marine Midland
                    Bank, as trustee.
   *10.1       -    Credit Agreement dated as of June 13, 1997, among Precise Holding Corporation, Precise
                    Technology, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Fleet National
                    Bank, as Agent and Issuing Bank.
   *10.2       -    First Amendment and Consent to Credit Agreement as of March 17, 1998, among Precise Holding
                    Corporation, Precise Technology, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Fleet National Bank, as agent and Issuing Bank.
   *10.3       -    Consent Agreement dated as of June 9, 1997 among Precise Technology, Inc., Precise Holding
                    Corporation, Sunderland Industrial Holdings Corporation, Hamilton Holdings Ltd. Corporation,
                    John Hancock Mutual Life Insurance Company, Rice Partners II, L.P., Delaware State Employees'
                    Retirement Fund, Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc., and
                    Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc.
   *10.4       -    Securities Purchase Agreement dated March 29, 1996, among Precise Holding Corporation, Precise
                    Technology, Inc., Delaware State Employees' Retirement Fund, Declaration of Trust for Defined
                    Benefit Plans of Zeneca Holdings Inc., and Declaration of Trust for Defined Benefit Plans of ICI
                    American Holdings Inc.
   *10.5       -    Note Purchase Agreement dated as of March 29, 1996, among Precise Technology, Inc., John Hancock
                    Mutual Life Insurance Company and Rice Partners II, L.P.
   *10.6       -    Warrant Purchase Agreement dated as of March 29, 1996, among Precise Holding Corporation, Rice
                    Partners II, L.P., John Hancock Mutual Life Insurance Company, Delaware State Employees'
                    Retirement Fund, Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc., and
                    Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc.
   *10.7       -    First Amendment to Warrant Purchase Agreement dated as of June 13, 1997, among Precise Holding
                    Corporation, Rice Partners II, L.P., John Hancock Mutual Life Insurance Company, Delaware State
                    Employees' Retirement Fund, Declaration of Trust for Defined Benefit Plans of Zeneca Holdings
                    Inc., and Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc.
   *10.8       -    Shareholder Agreement dated as of March 29, 1996 among Precise Holding Corporation, Sunderland
                    Industrial Holdings Corporation, Hamilton Holdings Ltd. Corporation, Delaware State Employees'
                    Retirement Fund, Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc.,
                    Declaration  of Trust for Defined  Benefit  Plans of ICI  American  Holdings  Inc.,  John Hancock
                    Mutual Life Insurance Company and Rice Partners II, L.P.
   *10.9       -    First Amendment to Shareholder Agreement dated as of June 13, 1997 among Precise Holding
                    Corporation, Sunderland Industrial Holding Corporation, Hamilton Holdings Ltd. Corporation,
                    Delaware State Employees' Retirement Fund, Declaration of Trust for Defined Benefit Plans of
                    Zeneca Holdings Inc., Declaration of Trust for Defined Benefit Plans of ICI American Holdings
                    Inc., Rice Partners II, L.P. and John Hancock Mutual Life Insurance Company.



  Exhibit
   Number           Description
  -------           -----------
   *10.10      -    Tax Allocation and Indemnity Agreement dated as of June 11, 1997 by and among Sunderland
                    Industrial Holdings Corporation, Precise Holding Corporation, and Precise Technology, Inc. and
                    its direct and indirect subsidiaries.
   *10.11      -    Amended and Restated Management Agreement, dated as of June 13, 1997 between Precise Technology,
                    Inc. and Mentmore Holdings Corporation.
   *10.12      -    Sunderland Industrial Holdings Corporation 1997 Key Employee Nonqualified Stock Option Plan
                    dated as of April 24, 1997.
   *10.13      -    Nonqualified Stock Option Agreement dated as of April 24, 1997 between Sunderland Industrial
                    Holdings Corporation and John R. Weeks.
   *10.14      -    Nonqualified Stock Option Agreement dated as of April 24, 1997 between Sunderland Industrial
                    Holdings Corporation and Michael M. Farrell.
   +10.15      -    Memorandum of Agreement dated August 8, 1995 between The Procter & Gamble Manufacturing Company and Tredegar Molded Products Company.
   *21.1       -    Subsidiaries of the Registrants.
    27.1       -    Financial Data Schedule.


* Filed with Registration No. 333-32041 and incorporated herein by reference.

+ Confidential treatment requested for a portion of this exhibit previously filed with Registration No. 333-32041 and incorporated herein by reference.