Form 10-Q
period 1999-03-31
PRECISE TECHNOLOGY INC
filed 1999-05-17
CIK 1042317

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------

                                   FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                          period ended March 31, 1999
                                       Or
           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 For the transition
                           period from _____ to _____

                       Commission File Number: 333-32041
                                ---------------

                            PRECISE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                            25-1205268
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)           Identification Number)

       501 Mosside Boulevard
   North Versailles, Pennsylvania                 15137-2553
  (Address of principal executive                 (Zip Code)
              offices)



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

      As of May 14, 1999, one share of the Company's Common Stock was outstanding.

                               TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION

          ITEM  1.   Financial Statements                            3
          ITEM  2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations  11
          ITEM  3.   Quantitative and Qualitative Disclosures
                     About Market Risk                              14

PART II - OTHER INFORMATION

          ITEM 6.    Exhibits and Reports on Form 8-K               14

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                            PRECISE TECHNOLOGY, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                               March 31,     December 31,
                                                  1999           1998
                                                  ----           ----
                   ASSETS                     (unaudited)
Current assets:
  Cash and cash equivalents                     $  1,090     $     240
  Accounts receivable, net                        16,337        14,931
  Inventories                                      7,874         6,510
  Prepaid expenses and other                         899           453
  Deferred income taxes                              806           806
                                              ---------------------------
   Total current assets                           27,006        22,940
Property, plant and equipment, net                42,185        43,537
Intangible and other assets, net                  26,263        26,931
                                              ---------------------------
   Total assets                                  $95,454       $93,408
                                              ===========================

      LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
  Current maturities of long-term debt          $  7,524       $10,193
  Accounts payable                                 9,389         6,607
  Accrued liabilities                              6,134         4,109
  Tooling deposits                                 4,523         3,963
                                              ---------------------------
   Total current liabilities                      27,570        24,872
Long-term debt, less current maturities           79,387        80,031
Deferred income taxes                                998           998
Commitments and Contingencies                         --            --
Stockholder's deficit:
  Common stock, no par value; 1,000 shares
   authorized, and 1 share issued and
   outstanding at March 31, 1999 and                   1             1
   December 31, 1998, respectively.
  Additional paid-in-capital                       3,555         3,555
  Minimum pension liability                         (292)         (292)
  Retained deficit                               (15,765)      (15,757)
                                              ---------------------------
   Total stockholder's deficit                   (12,501)      (12,493)
                                              ---------------------------
   Total liabilities and stockholder's          $ 95,454       $93,408
   deficit                                    ===========================


                            See accompanying notes.

                            PRECISE TECHNOLOGY, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)


                                          Three Months Ended
                                               March 31,
                                       --------------------------
                                           1999         1998
                                              (unaudited)
         Net sales                       $26,811       $23,395
         Cost of sales                    20,761        18,913
                                       --------------------------
         Gross profit                      6,050         4,482
         Selling, general, and             3,091         2,503
           administrative
         Plant closure costs                  --            30
         Amortization of intangible          254           314
           assets
                                       --------------------------
         Operating income                  2,705         1,635
         Other expense (income):
           Interest expense                2,519         2,626
           Other                              (1)          (13)
                                       --------------------------
         Income (loss) before income         187          (978)
           taxes
         Provision (benefit) for             195          (187)
           income taxes                --------------------------
         Net loss                      $      (8)    $    (791)
                                       ==========================










                           See accompanying notes.

                            PRECISE TECHNOLOGY, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                              Three Months Ended March
                                                         31,
                                             ----------------------------
                                                 1999          1998
                                                 ----          ----
Operating Activities                                 (unaudited)
Net loss                                     $      (8)     $  (791)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
   Depreciation and amortization                 1,970         1,853
   Amortization of financing fees                  139           139
   Loss on sale of fixed assets                     13            30
   Changes in assets and liabilities:
     Accounts receivable                        (1,406)       (1,705)
     Inventories                                (1,364)         (200)
     Prepaid expenses and other                   (172)          438
     Accounts payable                            2,782           505
     Accrued liabilities                         2,025           345
     Tooling deposits                              560         1,965
                                             ----------------------------
Net cash provided by operating activities        4,539         2,579

Investing Activities
Capital expenditures                              (377)       (1,270)
Proceeds from sale of fixed assets                  --            49
                                             ----------------------------
Net cash used in investing activities             (377)       (1,221)

Financing Activities
Borrowings on revolving line of credit           5,200         1,400
Payments on revolving line of credit            (7,600)       (1,000)
Repayment of long-term debt                       (912)         (852)
                                             ----------------------------
Net cash used in financing activities           (3,312)         (452)
                                             ----------------------------
Net increase in cash                               850           906
Cash at beginning of period                        240           560
                                             ----------------------------
Cash at end of period                          $ 1,090        $1,466
                                             ============================






                            See accompanying notes.

                                 (In thousands)


                                                 Three Months Ended
                                                      March 31,
                                             ----------------------------
                                                 1999          1998
                                                 ----          ----
                                                     (unaudited)
Supplemental disclosures of cash flow
information:
  Cash paid during the period for:
  Interest                                        $266         $398
                                             ============================
  Income taxes, net of refund                    $  41         $232
                                             ============================

Supplemental schedule of noncash investing
  and financing activities:
  Capital lease agreements for equipment         $  --         $210
                                             ============================

























                            See accompanying notes.

                            PRECISE TECHNOLOGY, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

                                  (Unaudited)

1.   Financial Statement Presentation

      The consolidated balance sheet at March 31, 1999, and the consolidated statements of income and consolidated statements of cash flows for the periods ended March 31, 1999 and 1998, have been prepared by Precise Technology, Inc. (the "Company"), without audit. In the opinion of Management, all adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1999 and for the periods presented have been made.

      The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated financial statements be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998 which contains a summary of the Company's accounting principles and other information.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results to be expected for the full year.

2.   Inventories

The major components of inventories were as follows:

                                 March 31,     December 31,
                                   1999            1998
                               --------------  -------------
                                  (unaudited)
       Finished products          $1,337          $1,309
       Raw materials               2,126           2,085
       Tooling and dies            4,411           3,116
                               --------------  -------------
       Total                      $7,874          $6,510
                               ==============  =============

                            PRECISE TECHNOLOGY, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

                                  (Unaudited)

3.   Commitments and Contingencies

      The Company is involved from time to time in lawsuits that arise in the normal course of business. The Company actively and vigorously defends all lawsuits. Management believes that there are no pending lawsuits that will have a material affect on the Company's financial position.

4.  Long -Term Debt

      On June 13, 1997, the Company entered into a $30 million Credit Agreement with a financial institution, which expires in 2002. The Credit Agreement contains certain covenants which require the Company to maintain leverage ratios, fixed charge and interest coverage ratios and minimum net worth. The Credit Agreement further limits capital expenditures, declaration of dividends and other restricted payments, and additional indebtedness. The Credit Agreement also restricts the sale or transferring of the Company's assets or capital stock. As of March 31, 1999, the financial institution has agreed to a limited waiver of certain requirements of the credit agreement. Such waiver terminates on July 2, 1999. Management is currently in negotiations with the financial institution to amend the Credit Agreement.

5.  Segment Information

      The Company has two reportable segments: injection molding and mold making. The Company's injection molding segment produces highly engineered, close tolerance, precision plastic products. The Company's mold making segment has extensive tool and die manufacturing capabilities.

      The Company evaluates performance and allocates resources based on gross margin. The Company does not allocate certain corporate general and administration expenses to its operating segments including depreciation, amortization and interest expense.

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

                            PRECISE TECHNOLOGY, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

                                  (Unaudited)

5. Segment Information - (continued)

      Information by industry segment is set forth below:

                                  Three Months Ended March 31, 1999
                              -------------------------------------------
                                                   Unallocated
                              Injection    Mold     Corporate     Total
                               Molding    Making      Items    Consolidated
                              ---------- ---------- ---------- ------------
                                            (in thousands)
Revenues from external
customers                      $22,278    $ 4,533   $     --    $26,811
Segment gross margin             5,926        124         --      6,050
Depreciation and
amortization expense             1,358        263        349      1,970
Interest expense                    --         --      2,519      2,519
Segment assets                  48,287     13,174     33,993     95,454
Net capital expenditures           334         --         43        377


                                  Three Months Ended March 31, 1998
                              -------------------------------------------
                                                   Unallocated
                              Injection    Mold     Corporate     Total
                               Molding    Making      Items    Consolidated
                              ---------- ---------- ---------- ------------
                                            (in thousands)
Revenues from external
customers                      $19,816    $ 3,579   $     --    $23,395
Segment gross margin             4,247        235         --      4,482
Depreciation and
amortization expense             1,222        255        376      1,853
Interest expense                    --         --      2,626      2,626
Segment assets                  50,179     10,608     34,743     95,530
Net capital expenditures         1,261         19        200      1,480

                            PRECISE TECHNOLOGY, INC.
                         (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

                                  (Unaudited)

6.  Financial Information for Subsidiary Guarantors

      The Company's payment obligations under the 11-1/8% Senior Subordinated Notes due 2007 are fully and unconditionally guaranteed on a joint and several basis (collectively, the "Subsidiary Guarantees") by Precise Technology of Delaware, Inc., Precise Technology of Illinois, Inc., Precise TMP, Inc., Precise Polestar, Inc., and Massie Tool, Mold and Die, Inc., each a direct or indirect wholly-owned subsidiary of the Company and each a "Guarantor." These subsidiaries represent substantially all of the operations of the Company conducted in the United States. In accordance with previous positions taken by the Securities and Exchange Commission, the following summarized financial information illustrates the composition of the combined Guarantors. Separate complete financial statements of the respective Guarantors are not presented because management has determined that they would not provide additional material information that would be useful in assessing the financial composition of the Guarantors. No single Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in the event of a default on its Subsidiary Guarantees other than its subordination to senior indebtedness. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.


                   Summarized Combined Financial Information
                   For the Three Months Ended March 31, 1999
                          (In thousands and unaudited)

                                        Guarantor                  Consolidated
                              Parent   Subsidiaries  Eliminations      Total
                              ------   ------------  ------------      -----

Current assets               $  7,448     $54,906      $(35,348)      $27,006
Non-current assets             83,350      53,930       (68,832)       68,448
Current liabilities            49,359      13,559       (35,348)       27,570
Non-current liabilities        73,256       7,129            --        80,385
Net sales                       5,363      21,526           (78)       26,811
Gross profit                      942       5,108            --         6,050
Net (loss) income              (2,324)      2,316            --            (8)


                   Summarized Combined Financial Information
                   For the Three Months Ended March 31, 1998
                          (In thousands and unaudited)

                                        Guarantor                  Consolidated
                              Parent   Subsidiaries  Eliminations      Total
                              ------   ------------  ------------      -----

Current assets                $ 6,408     $55,953      $(38,821)      $23,540
Non-current assets             84,363      56,459       (68,832)       71,990
Current liabilities            32,494      25,375       (38,821)       19,048
Non-current liabilities        80,709       6,924            --        87,633
Net sales                       3,551      19,956          (112)       23,395
Gross profit                      646       3,836            --         4,482
Net (loss) income              (1,935)      1,144            --          (791)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's operating data for the three months ended March 31, 1999 and 1998 are set forth below as percentages of net sales:

                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                              1999     1998
             Net sales                        100.0%   100.0%
             Cost of sales                     77.4     80.8
                                             -------- --------
             Gross profit                      22.6     19.2
             Selling, general and
               administrative                  11.5     10.7
             Plant closure costs                0.0      0.1
             Amortization of intangible
               assets                           1.0      1.4
                                             -------- --------
             Operating income
             Other expense (income):           10.1      7.0
               Interest expense                 9.4     11.2
               Other                            0.0      0.0
                                             -------- --------
             Income (loss) before income
               taxes                            0.7     (4.2)
             Provision  (benefit) for income
               taxes                            0.7     (0.8)
                                             -------- --------
             Net loss                          (0.0)%   (3.4)%
                                             ======== ========


RESULTS OF OPERATIONS

Three Months Ended March 31,1999 compared to Three Months Ended March 31, 1998

      Net sales. The Company's net sales increased to $26.8 million for the three months ended March 31, 1999, an increase of $3.4 million, or 14.6%, from the comparable period in the prior year. The increase in net sales was attributable to increased injection molding sales and mold making sales.

      Injection molding sales for the three months ended March 31, 1999 increased $2.4 million, or 12.1%, to $22.2 million due to a full quarter of production in 1999 of a significant new program which was in the start-up phase in 1998, and the addition of other new product lines in 1999. This increase was partially offset by decreased volumes to certain customers who have either insourced or have selected another molder with a closer "ship-to" point.

      Mold making sales for the three months ended March 31, 1999 increased $1.0 million, or 26.7%, to $4.6 million. The increase is primarily due to new mold making programs that will ultimately result in new sales for the injection molding segment.

      Gross Profit. The Company's gross profit increased to $6.1 million for the three months ended March 31, 1999, an increase of $1.6 million, or 35.0%, from the comparable period in the prior year. The increase in gross profit is primarily due to the increase in injection molding gross profit that was slightly offset by the decrease in mold making gross profit. Gross profit margin increased to 22.6% for the three months ended March 31, 1999 from 19.2% in the comparable period in the prior year.

      Injection molding's gross profit for the three months ended March 31, 1999 increased $1.7 million, or 39.6%, to $5.9 million due to (i) increased employee utilization, (ii) increased equipment utilization, (iii) a favorable product mix and (iv) decreased raw material content from aggressive purchasing tactics and a favorable scrap rate.

      Mold making's gross profit for the three months ended March 31, 1999 decreased $0.1million, or 47.4%, to $0.1 million due to cost overruns on certain projects.

      Selling, general and administrative. Selling, general and administrative expenses increased to $3.1 million for the three months ended March 31, 1999, an increase of $0.6 million, or 23.5%, over the comparable period in the prior year. The increase in selling, general and administrative expenses was primarily due to increased salaries, wages and fringe benefits due to annual merit increases and increased professional fees relating to acquisition related activities.

      Amortization. The Company's amortization of intangible assets decreased to $254,000 for the three months ended March 31, 1999 from $314,000 in the comparable period in the prior year. This decrease resulted primarily from the expiration of non-compete agreements during July of 1998.

      Operating income. Operating income increased to $2.7 million for the three months ended March 31, 1999, an increase of $1.1 million, or 65.4%, over the comparable period in the prior year. Operating income as a percentage of net sales increased to 10.1% for the three months ended March 31, 1999 from 7.0% in the comparable period in the prior year primarily due to higher gross margin which was partially offset by higher selling, general and administrative expenses.

      Interest expense. Interest expense decreased to $2.5 million for the three months ended March 31, 1999 from $2.6 million in the comparable period in the prior year representing a decrease of 4.1%. This decrease is primarily a result of interest due on a lower level of indebtedness outstanding.

      Provision for income tax. The Company's effective tax rates differed from the applicable statutory rates for the three months ended March 31, 1999 and 1998 primarily due to nondeductible goodwill amortization.

Liquidity and Capital Resources

      The Company generated cash flows from operations totaling $4.5 million and $2.6 million in the three months ended March 31, 1999 and 1998, respectively. The increase in cash flows from operations is primarily attributable to a decrease in net loss and an increase in accounts payable.

      The Company's cash flows used in investing activities totaled $0.4 million and $1.2 million, excluding capital lease agreements for equipment totaling $0.2 million in the three months ended March 31, 1998. During the first three months of 1999, the Company expended approximately $0.4 million in cash capital expenditures primarily for auxiliary and assembly equipment.
During the first three months of 1998, the Company expended approximately $0.2 million in cash capital expenditures primarily for its new Enterprise Resource Planning system, $0.5 million in cash capital expenditures on plant refurbishment and $0.3 million in cash capital expenditures on machinery and ancillary equipment for a new project for one of the Company's larger customers. Based on new programs awarded during the first three months of 1999, the Company expects an increase in capital expenditures and anticipates seeking consent from its lenders to adjust capital and other covenants to allow for the increased capital requirements.

      The Company's cash flows used in financing activities totaled $3.3 million and $0.5 million for the three months ended March 31, 1999 and 1998, respectively. During the three months ended March 31, 1999, regularly scheduled principal payments on the Company's capital lease obligations and payments on the revolving line of credit contributed to the cash used in financing activities. During the three months ended March 31, 1998, cash used in financing activities was comprised of regularly scheduled principal payments on the Company's capital lease obligations which was partially offset by borrowings on the revolving line of credit.

      Management believes that the Company's cash flow from operations, together with borrowings under its Credit Agreement, of which $25.4 million was available at March 31, 1999, provides it with sufficient liquidity necessary to fund capital improvements, service indebtedness and meet working capital requirements for the Company's existing operations. However, the Company is highly leveraged and, as a result, funds available for working capital, capital expenditures, and other purposes may be limited or unavailable in the event the Company does not generate cash flow at or above expected levels, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Year 2000 Disclosure

      The Company is currently working to resolve the potential impact of the year 2000 on the processing of time-sensitive information by the Company's computerized information systems. The year 2000 issue ("Y2K") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar business activities.

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

      The Company's management has developed a program to prepare the Company's computer systems and related applications for the Y2K. The Company believes that a majority of its Y2K issues will be addressed by the installation of an Enterprise Resource Planning ("ERP") system software package by Baan. The ERP system, which is Y2K compliant and will be used for the Company's primary business application at its headquarters and manufacturing facilities, currently is being installed. All of the Company's facilities are expected to be using the ERP system by October 1999. The Company has developed a comprehensive plan to assist all departments and manufacturing facilities in working towards compliance with Y2K issues for all other systems beyond those being addressed by the ERP system. The Company expects to have identified and performed procedures to make compliant those other systems beyond the ERP system by the fourth quarter of 1999. If the Company's systems or the systems of other companies on whose services the Company depends or with whom the Company's systems interface are not Y2K compliant, it could have a material adverse effect on the Company's business, financial condition and results of operations.

      Y2K Costs. Total costs for the Company's Y2K compliance efforts are currently estimated to be approximately $3.0 to $3.5 million. The majority of these costs relates to the ERP system installations and upgrades of which a portion have been, and will be capitalized and charged to expense over the estimated useful life of the associated software and hardware. The remaining costs have been, and will be charged directly to expense. Amounts capitalized for the years ended December 31, 1998 and 1997 were approximately $0.5 million and $1.0 million, respectively. Amounts charged to expense for the years ended December 31, 1998, and 1997 were $0.5 million and $0.2 million, respectively. During the three months ended March 31, 1999 approximately $100,000 was charged to expense.

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

Recent Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting of Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The implementation of SFAS No. 133 is not expected to have a significant impact on the Company's financial statements. The standard will be effective for the Company for the year ended December 31, 2000.

Cautionary Statement on Forward-Looking Statements

      This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks, uncertainties, and other factors, some of which are beyond the Company's control, and that actual results may differ materially from those in forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to: (i) general economic conditions in the markets in which the Company operates, (ii) reliance on key customers and supply contracts, (iii) volatility of customer demand (iv) exposure to fluctuations in resin cost and supply, (v) customer outsourcing decisions, (vi) reliance on key manufacturing facilities, (vii) the impact of significant competition from companies of varying sizes including divisions or subsidiaries of larger companies and (viii) other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company does not intend to update these forward-looking statements.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from changes in interest rates. The Company's primary interest rate risk relates to its long-term debt obligations. At March 31, 1999, the Company had total long-term obligations, including the current portion of those obligations, of approximately $86.9 million. Of that amount $82.3 million was in fixed rate obligations and $4.6 million was in variable rate obligations. Assuming a 10% increase in interest rates on the Company's variable rate obligations (i.e., an increase from the March 31, 1999 weighted average interest rate of 7.81% to a weighted average interest rate of 8.59%), interest expense for the three months ended March 31, 1999 would be approximately $9,000 higher based on the March 31, 1999 outstanding balance of variable rate obligations. The Company has no interest rate swap or exchange agreements.

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


                                    PRECISE TECHNOLOGY, INC.
                                             (Registrant)


Date May 17, 1999                   /s/ John R. Weeks
     ------------                   -----------------
                                    John R. Weeks
                                    President and Chief Executive Officer



Date May 17, 1999                   /s/ Gregory R. Conley
     ------------                   ---------------------
                                    Gregory R. Conley
                                    Vice President and Chief Financial Officer
                                    (Principal financial and accounting officer)