Form 10-Q
period 1999-06-30
PRECISE TECHNOLOGY INC
filed 1999-08-16
CIK 1042317

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999
                                       Or
            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

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

 As of August 13, 1999, one share of the Company's Common Stock was outstanding.

                                TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION
          ITEM  1.   Financial Statements                                    3
          ITEM  2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          11
          ITEM 3.    Quantitative and Qualitative Disclosures About
                     Market Risk                                            15

PART II - OTHER INFORMATION
          ITEM 6.    Exhibits and Reports on Form 8-K                       15

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                            PRECISE TECHNOLOGY, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                     June 30,      December 31,
                                                                       1999            1998
                                                                       ----            ----
                              ASSETS                               (unaudited)
Current assets:
   Cash and cash equivalents                                          $   434        $     240
   Accounts receivable, net                                            15,443           14,931
   Inventories                                                          7,624            6,510
   Prepaid expenses and other                                           1,046              453
   Deferred income taxes                                                  806              806
                                                                     --------        ---------
     Total current assets                                              25,353           22,940
Property, plant and equipment, net                                     42,268           43,537
Intangible and other assets, net                                       25,924           26,931
                                                                     --------        ---------
     Total assets                                                    $ 93,545        $  93,408
                                                                     ========        =========

                  LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
   Current maturities of long-term debt                              $  8,546          $10,193
   Accounts payable                                                     9,608            6,607
   Accrued liabilities                                                  4,294            4,109
   Tooling deposits                                                     2,972            3,963
                                                                     --------        ---------
     Total current liabilities                                         25,420           24,872
Long-term debt, less current maturities                                79,352           80,031
Deferred income taxes                                                     998              998
Commitments and Contingencies                                              --               --
Stockholder's deficit:
   Common stock, no par value; 1,000 shares authorized,
     and 1 share issued and outstanding at June 30, 1999
     and December 31, 1998, respectively.                                   1                1
   Additional paid-in-capital                                           3,555            3,555
   Minimum pension liability                                             (292)            (292)
   Retained deficit                                                   (15,489)         (15,757)
                                                                     --------        ---------
     Total stockholder's deficit                                      (12,225)         (12,493)
                                                                     --------        ---------
     Total liabilities and stockholder's deficit                     $ 93,545        $  93,408
                                                                     ========        =========

                             See accompanying notes.

                            PRECISE TECHNOLOGY, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)


                                        Three Months Ended                      Six Months Ended
                                             June 30,                               June 30,
                               -------------------------------------- -------------------------------------
                                     1999                1998               1999               1998
                                     ----                ----               ----               ----
                                            (unaudited)                           (unaudited)
    Net sales                         $28,923            $24,769             $55,734            $48,164
    Cost of sales                      22,417             19,711              43,178             38,624
                               ------------------ ------------------- ----------------- ------------------
    Gross profit                        6,506              5,058              12,556              9,540
    Selling, general, and
       administrative                   3,194              2,623               6,285              5,126
    Plant closure costs                    --                 --                  --                 31
    Amortization of
       intangible assets                  254                313                 508                627
                               ------------------ ------------------- ------------------ ------------------
    Operating income                    3,058              2,122               5,763              3,756
    Other expense (income):
       Interest expense                 2,479              2,574               4,998              5,199
       Other                               --                (20)                 (1)               (33)
                               ------------------ ------------------- ------------------ ------------------
    Income (loss) before
       income taxes                       579               (432)                766             (1,410)
    Provision (benefit) for
       income taxes                       303                (52)                498               (240)
                               ------------------ ------------------- ------------------ ------------------
    Net income (loss)                 $   276           $   (380)            $   268           $ (1,170)
                               ================== =================== ================== ==================

                             See accompanying notes.

                            PRECISE TECHNOLOGY, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                          Six Months Ended June 30,
                                                                   ----------------------------------------
                                                                          1999                1998
                                                                          ----                ----
Operating Activities                                                             (unaudited)
Net income (loss)                                                     $      268             $  (1,170)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                         3,898                 3,836
     Amortization of financing fees                                          279                   280
     Loss on sale of fixed assets                                              7                    56
     Changes in assets and liabilities:
       Accounts receivable                                                  (512)               (1,987)
       Inventories                                                        (1,114)                 (300)
       Prepaid expenses and other                                           (634)                  180
       Accounts payable                                                    3,001                 2,613
       Accrued liabilities                                                   185                   502
       Tooling deposits                                                     (991)                1,006
                                                                   ------------------- --------------------
Net cash provided by operating activities                                  4,387                 5,016

Investing Activities
Capital expenditures                                                      (1,173)               (1,864)
Proceeds from sale of fixed assets                                            55                    93
                                                                   ------------------- --------------------
Net cash used in investing activities                                     (1,118)               (1,771)

Financing Activities
Borrowings on revolving line of credit                                    14,200                 7,000
Payments on revolving line of credit                                     (15,500)               (8,200)
Repayment of long-term debt                                               (1,775)               (1,715)
                                                                   ------------------- --------------------
Net cash used in financing activities                                     (3,075)               (2,915)
                                                                   ------------------- --------------------
Net increase in cash                                                         194                   330
Cash at beginning of period                                                  240                   560
                                                                   ------------------- --------------------
Cash at end of period                                                       $434                  $890
                                                                   =================== ====================

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
   Interest                                                              $4,234               $4,862
                                                                   =================== ====================
   Income taxes, net of refund                                           $  267                 $(46)
                                                                   =================== ====================

Supplemental schedule of noncash investing and financing
   activities:
   Capital lease agreements for equipment                                 $ 735               $1,469
                                                                   =================== ====================


                             See accompanying notes.

                            PRECISE TECHNOLOGY, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

                                   (Unaudited)

1.   Financial Statement Presentation

         The consolidated balance sheet at June 30, 1999, and the consolidated statements of income and consolidated statements of cash flows for the periods ended June 30, 1999 and 1998, have been prepared by Precise Technology, Inc. (the "Company"), without audit. In the opinion of Management, all normal and recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1999 and for the periods presented have been made.

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated financial statements be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1998, which contains a summary of the Company's accounting principles and other information.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         The results of operations for the period ended June 30, 1999, are not necessarily indicative of the operating results to be expected for the full year.

2.   Inventories

The major components of inventories were as follows:

                                    June 30,             December 31,
                                      1999                   1998
                                ------------------     ------------------
                                   (unaudited)
        Finished products              $1,633                 $1,309
        Raw materials                   2,131                  2,085
        Tooling and dies                3,860                  3,116
                                ------------------     ------------------
        Total                          $7,624                 $6,510
                                ==================     ==================

                            PRECISE TECHNOLOGY, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

                                   (Unaudited)

3.       Commitments and Contingencies

         The Company is involved from time to time in lawsuits that arise in the normal course of business. The Company actively and vigorously defends all lawsuits. Management believes that there are no pending lawsuits that will have a material affect on the Company's financial position.

4.       Long -Term Debt

         On June 13, 1997, the Company entered into a $30 million Credit Agreement with a financial institution, which expires in 2002. The Credit Agreement contains certain covenants which require the Company to maintain leverage ratios, fixed charge and interest coverage ratios and minimum net worth. The Credit Agreement further limits capital expenditures, declaration of dividends and other restricted payments, and additional indebtedness. The Credit Agreement also restricts the sale, encumbrance or transferring of the Company's assets or capital stock. As of June 30, 1999, the financial institution has agreed to a limited waiver of certain requirements of the Credit Agreement. Such waiver terminates on August 20, 1999. Management is currently in negotiations with the financial institution to amend the Credit Agreement.

5.       Segment Information

         The Company has two reportable segments: injection molding and mold making. The Company's injection molding segment produces highly engineered, close tolerance, precision plastic products. The Company's mold making segment has extensive tool and die manufacturing capabilities.

         The Company evaluates performance and allocates resources based on gross margin. As a result, the Company does not allocate certain general and administrative expenses to its operating segments, including depreciation, amortization and interest expense.

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

                            PRECISE TECHNOLOGY, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

                                   (Unaudited)

5.   Segment Information - (continued)

         Information by industry segment is set forth below:


                                                            Six Months Ended June 30, 1999
                                            ---------------------------------------------------------------
                                                                            ---------------
                                                                             Unallocated
                                              Injection         Mold          Corporate          Total
                                               Molding         Making          Expenses      Consolidated
                                            --------------  --------------  ---------------  --------------
                                                                    (in thousands)
Revenues from external customers                 $44,727       $ 11,007            $ --          $55,734
Segment gross margin                              11,881            675              --           12,556
Depreciation and amortization expense              2,675            526             697            3,898
Interest expense                                      --             --           4,998            4,998
Segment assets                                    47,757         10,567          35,221           93,545
Net capital expenditures                           1,208            533             167            1,908


                                                            Six Months Ended June 30, 1998
                                            ---------------------------------------------------------------
                                                                             Unallocated
                                              Injection         Mold          Corporate          Total
                                               Molding         Making          Expenses      Consolidated
                                            --------------  --------------  ---------------  --------------
                                                                    (in thousands)
Revenues from external customers                 $40,476         $ 7,688       $      --          $48,164
Segment gross margin                               8,908             632              --            9,540
Depreciation and amortization expense              2,559             508             769            3,836
Interest expense                                      --              --           5,199            5,199
Segment assets                                    50,801          11,500          32,952           95,253
Net capital expenditures                           2,609             255             469            3,333

                            PRECISE TECHNOLOGY, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

                                   (Unaudited)

6.       Financial Information for Subsidiary Guarantors

         Prior to July 1, 1999, the Company's payment obligations under the 11-1/8% Senior Subordinated Notes due 2007 (the "Notes") were fully and unconditionally guaranteed on a joint and several basis (collectively, the "Subsidiary Guarantees") by Precise Technology of Delaware, Inc., Precise Technology of Illinois, Inc., Precise TMP, Inc., Precise Polestar, Inc., and Massie Tool, Mold and Die, Inc. each a direct or indirect wholly-owned subsidiary of the Company and each a "Guarantor." These subsidiaries represented substantially all of the operations of the Company conducted in the United States. In accordance with previous positions taken by the Securities and Exchange Commission, the following summarized financial information illustrates the composition of the combined Guarantors. Separate complete financial statements of the respective Guarantors are not presented because management has determined that they would not provide additional material information that would be useful in assessing the financial composition of the Guarantors. No single Guarantor had any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in the event of a default on its Subsidiary Guarantees other than its subordination to senior indebtedness. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

         In late June and early July 1999, the Company caused each of the Guarantors to engage in a series of mergers (the "Mergers"), with the Company as the ultimate sole surviving corporation of the Mergers. Upon consummation of all the Mergers, each of the Guarantors' separate corporate existence ceased.


                    Summarized Combined Financial Information
                     For the Six Months Ended June 30, 1999
                          (In thousands and unaudited)

                                       Guarantor                    Consolidated
                           Parent    Subsidiaries  Eliminations        Total

Current assets              $ 8,120      $58,475      $(41,242)        $25,353
Non-current assets           83,302       53,721       (68,831)         68,192
Current liabilities          52,077       14,585       (41,242)         25,420
Non-current liabilities      73,064        7,286            --          80,350
Net sales                    11,475       44,490          (231)         55,734
Gross profit                  2,310       10,246            --          12,556
Net (loss) income            (4,225)       4,493            --             268

                            PRECISE TECHNOLOGY, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

                                   (Unaudited)

6.       Financial Information for Subsidiary Guarantors - (continued)


                    Summarized Combined Financial Information
                     For the Six Months Ended June 30, 1998
                          (In thousands and unaudited)

                                      Guarantor                  Consolidated
                          Parent    Subsidiaries  Eliminations      Total

Current assets             $ 5,378      $61,139      $(43,175)      $23,342
Non-current assets          84,199       56,544       (68,832)       71,911
Current liabilities         35,109       28,496       (43,175)       20,430
Non-current liabilities     78,862        7,493            --        86,355
Net sales                    7,161       41,286          (283)       48,164
Gross profit                 1,282        8,258            --         9,540
Net (loss) income           (3,899)       2,729            --        (1,170)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's operating data for the three and six months ended June 30, 1999 and 1998 are set forth below as percentages of net sales:


                                                        Three Months Ended            Six Months Ended
                                                             June 30,                     June 30,
                                                     --------------------------  ---------------------------
                                                         1999         1998           1999          1998
                                                         ----         ----           ----          ----
       Net sales                                         100.0%       100.0%         100.0%       100.0%
       Cost of sales                                      77.5         79.6           77.5         80.2
                                                      ------------ ------------   ------------ -------------
       Gross profit                                       22.5         20.4           22.5         19.8
       Selling, general and administrative                11.0         10.5           11.3         10.6
       Plant closure costs                                 0.0          0.0            0.0          0.1
       Amortization of intangible assets                   0.9          1.3            0.9          1.3
                                                      ------------ ------------   ------------ -------------
       Operating income                                   10.6          8.6           10.3          7.8
       Other expense (income):
          Interest expense                                 8.6         10.4            9.0         10.8
          Other                                            0.0         (0.1)           0.0         (0.1)
                                                      ------------ ------------   ------------ -------------
       Income (loss) before income taxes                   2.0         (1.7)           1.3         (2.9)
       Provision (benefit) for income taxes                1.0         (0.2)           0.8         (0.5)
                                                      ------------ ------------   ------------ -------------
       Net income (loss)                                   1.0%        (1.5)%          0.5%        (2.4)%
                                                      ============ ============   ============ =============


RESULTS OF OPERATIONS

Three Months Ended  June 30, 1999 compared to Three Months Ended June 30, 1998

         Net sales. The Company's net sales increased to $28.9 million for the three months ended June 30, 1999, an increase of $4.1 million, or 16.8%, from the comparable period in the prior year. The increase in net sales was attributable to increased injection molding sales and mold making sales.

         Injection molding sales for the three months ended June 30, 1999 increased $1.9 million, or 9.1%, to $22.4 million due to (i) a full quarter of production in 1999 of a significant new program which was in the start-up phase in 1998, (ii) an increase in demand from certain programs and (iii) the addition of other new programs in 1999. This increase was partially offset by decreased volumes to certain customers who have either insourced, selected another molder with a closer "ship-to" point or are experiencing product maturity.

         Mold making sales for the three months ended June 30, 1999 increased $2.2 million, or 54.2%, to $6.5 million. The increase is primarily due to new mold making programs that the Company believes will ultimately result in new sales for the injection molding segment and increased mold sales related to the management of mold making programs from outside vendors.

         Gross Profit. The Company's gross profit increased to $6.5 million for the three months ended June 30, 1999, an increase of $1.4 million, or 28.6%, from the comparable period in the prior year. The increase in gross profit is primarily due to the higher injection molding and mold making sales. Gross profit margin increased to 22.5% for the three months ended June 30, 1999 from 20.4% in the comparable period in the prior year.

         Injection molding's gross profit for the three months ended June 30, 1999 increased $1.3 million, or 28.4%, to $6.0 million. Gross profit margin increased to 26.5% for the three months ended June 30, 1999 from 22.5% in the comparable period in the prior year. This increase is due to (i) increased sales, (ii) increased employee utilization, (iii) a favorable product mix and (iv) decreased raw material content from aggressive purchasing tactics and a favorable scrap rate.

         Mold making's gross profit for the three months ended June 30, 1999 increased $0.2 million, or 38.8%, to $0.5 million. Although, gross profit margin decreased to 8.4% for the three months ended June 30, 1999 from 9.3% in the comparable period in the prior year. This increase in gross profit is primarily due to the increase in mold sales.

         Selling, general and administrative. Selling, general and administrative expenses increased to $3.2 million for the three months ended June 30, 1999, an increase of $0.6 million, or 21.8%, over the comparable period in the prior year. The increase in selling, general and administrative expenses was primarily due to increased salaries, wages and fringe benefits due to annual merit increases and increased professional fees and travel costs relating to acquisition-related activities.

         Amortization. The Company's amortization of intangible assets decreased to $254,000 for the three months ended June 30, 1999 from $313,000 in the comparable period in the prior year. This decrease resulted primarily from the expiration of non-compete agreements during July of 1998.

         Operating income. Operating income increased to $3.1 million for the three months ended June 30, 1999, an increase of $0.9 million, or 44.1%, over the comparable period in the prior year. Operating income as a percentage of net sales increased to 10.6% for the three months ended June 30, 1999 from 8.6% in the comparable period in the prior year primarily due to higher gross margin which was partially offset by higher selling, general and administrative expenses.

         Interest expense. Interest expense decreased to $2.5 million for the three months ended June 30, 1999 from $2.6 million in the comparable period in the prior year representing a decrease of 3.7%. This decrease is primarily the result of a lower level of indebtedness outstanding during the more recent quarter.

         Provision for income tax. The Company's effective tax rates differed from the applicable statutory rates for the three months ended June 30, 1999 and 1998 primarily due to nondeductible goodwill amortization.

Six Months Ended June 30, 1999 compared to Six Months Ended June 30, 1998

         Net sales. The Company's net sales increased to $55.7 million for the six months ended June 30, 1999, an increase of $7.6 million, or 15.7%, from the comparable period in the prior year. The increase in net sales was attributable to increased injection molding sales and mold making sales.

         Injection molding sales for the six months ended June 30, 1999 increased $4.3 million, or 10.8%, to $44.7 million due to (i) a full period of production in 1999 of a significant new program which was in the start-up phase in 1998, and the addition of other new programs in 1999. This increase was partially offset by decreased volumes to certain customers who have either insourced or have selected another molder with a closer "ship-to" point.

         Mold making sales for the six months ended June 30, 1999 increased $3.3 million, or 41.5%, to $11.0 million. The increase is primarily due to new mold making programs that the Company believes will ultimately result in new sales for the injection molding segment and increased mold sales related to the management of mold making programs from outside vendors.

         Gross Profit. The Company's gross profit increased to $12.6 million for the six months ended June 30, 1999, an increase of $3.0 million, or 31.6%, from the comparable period in the prior year. Gross profit margin increased to 22.5% for the six months ended June 30, 1999 from 19.8% in the comparable period in the prior year. The increase in gross profit and gross profit margin was primarily due to the increased injection molding and mold making sales.

         Injection molding's gross profit for the six months ended June 30, 1999 increased $3.0 million, or 33.4%, to $11.9 million. Gross profit margin increased to 26.5% for the six months ended June 30, 1999 from 22.0% in the comparable period in the prior year. These increases are due to (i) increased sales, (ii) increased employee utilization, (iii) a favorable product mix and
(iv) decreased raw material content from aggressive purchasing tactics and a favorable scrap rate.

         Mold making's gross profit for the six months ended June 30, 1999 increased $42,000, or 6.6%, to $0.7 million. Gross profit margin decreased to 6.0% for the six months ended June 30, 1999 from 8.0% in the comparable period in the prior year. The increase in sales contributed to the higher gross profit although these sales earned lower margins which contributed to the decrease in gross profit margin.

         Selling, general and administrative. Selling, general and administrative expenses increased to $6.3 million for the six months ended June 30, 1999, an increase of $1.2 million, or 22.6% over the comparable period in the prior year. The increase in selling, general and administrative expenses was primarily due to higher salaries, wages and fringe benefits due to annual merit increases and increased professional fees and travel costs relating to acquisition-related activities.

         Amortization. The Company's amortization of intangible assets decreased to $508,000 for the six months ended June 30, 1999, from $627,000 in the comparable period in the prior year. This decrease resulted primarily from the expiration of non-compete agreements during July 1998.

         Operating income. Operating income increased to $5.8 million for the six months ended June 30, 1999, an increase of $2.0 million, or 53.4%, from the comparable period in the prior year. The increase in operating income is due to higher gross margin partially offset by higher selling, general and administrative expenses.

         Interest expense. Interest expense decreased to $5.0 million for the six months ended June 30, 1999, from $5.2 million in the comparable period in the prior year representing a decrease of 3.8%. This decrease is primarily the result of a lower level of indebtedness outstanding during the recent period.

         Provision for income tax. The Company's effective tax rates differed from the applicable statutory rates for the six months ended June 30, 1999 and 1998 primarily due to nondeductible goodwill amortization.


Liquidity and Capital Resources

         The Company generated cash flows from operations totaling $4.4 million and $5.0 million in the six months ended June 30, 1999 and 1998, respectively. The decrease in cash flows from operations is primarily attributable to an increase in tool and die inventory, prepaid expenses and a decrease in tooling deposits which were partially offset by an increase in accounts payable and a decrease in accounts receivable.

         The Company's cash flows used in investing activities totaled $1.1 million and $1.8 million, excluding capital lease agreements for equipment totaling $0.7 million and $1.5 million, in the six months ended June 30, 1999, and 1998, respectively. During the first six months of 1999, the Company expended approximately $0.4 million in cash capital expenditures on plant refurbishment and approximately $0.8 million for machinery and ancillary equipment. The Company estimates its remaining capital expenditures for 1999 to be $4.5 million in cash and $3.0 million in capital leases. During the first six months of 1998, the Company expended approximately $0.4 million in cash capital expenditures primarily for its new Enterprise Resource Planning system, $0.4 million in cash capital expenditures on plant refurbishment and $0.5 million in cash capital expenditures on machinery and ancillary equipment for a new project for one of the Company's larger customers.

         The Company's cash flows used in financing activities totaled $3.1 million and $2.9 million for the six months ended June 30, 1999 and 1998, respectively. During the six months ended June 30, 1999 and

1998, regularly scheduled principal payments on the Company's capital lease obligations and payments on the revolving line of credit under the Credit Agreement contributed to the cash used in financing activities.

         Management believes that the Company's cash flow from operations, together with borrowings under its Credit Agreement, of which $24.3 million was available at June 30, 1999, provides it with sufficient liquidity necessary to fund capital improvements, service indebtedness and meet working capital requirements for the Company's existing operations. However, the Company is highly leveraged and, as a result, funds available for working capital, capital expenditures, and other purposes may be limited or unavailable in the event the Company does not generate cash flow at or above expected levels, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, borrowings under the Credit Agreement are only available if the Company is in compliance with the covenants and borrowing conditions contained in the agreement.

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

         Y2K Costs. Total costs for the Company's Y2K compliance efforts are currently estimated to be approximately $3.0 to $3.5 million. The majority of these costs relate to the ERP system installations and upgrades of which a portion have been, and will be capitalized and depreciated over the estimated useful life of the associated software and hardware. The remaining costs have been, and will be, charged directly to expense. Amounts capitalized for the years ended December 31, 1998 and 1997 were approximately $0.5 million and $1.0 million, respectively. Amounts expensed for the years ended December 31, 1998, and 1997 were approximately $0.5 million and $0.2 million, respectively. During the six months ended June 30, 1999 approximately $0.2 million was charged to expense and approximately $50,000 was capitalized.

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

         Contingency Plans. As a part of the Company's Y2K strategy, contingency plans have been developed and any systems requiring remediation have one or more contingency plans. The Company's staff, independent accountants and the Board of Directors are updated on a regular basis as to the Y2K status. In addition, supplier site audits, where appropriate, are to be performed in 1999. There can be no assurances, however, that these contingency plans will be effective to eliminate all Y2K risks.

Recent Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The implementation of SFAS No. 133 is not expected to have a significant impact on the Company's financial statements. The standard will be effective for the Company for the year ended December 31, 2001.

Cautionary Statement on Forward-Looking Statements

         This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks, uncertainties, and other factors, some of which are beyond the Company's control, and that actual results may differ materially from those in forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to: (i) general economic conditions in the markets in which the Company operates, (ii) reliance on key customers and supply contracts, (iii) volatility of customer demand (iv) exposure to fluctuations in resin cost and supply, (v) customer outsourcing decisions, (vi) reliance on key manufacturing facilities, (vii) the impact of significant competition from companies of varying sizes including divisions or subsidiaries of larger companies, (viii) risks associated with Y2K issues and
(ix) other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company does not intend to update these forward-looking statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates. The Company's primary interest rate risk relates to its long-term debt obligations. At June 30, 1999, the Company had total long-term obligations, including the current portion of those obligations, of approximately $87.9 million. Of that amount $82.2 million was in fixed rate obligations and $5.7 million was in variable rate obligations. Assuming a 10% increase in interest rates on the Company's variable rate obligations (i.e., an increase from the June 30, 1999 weighted average interest rate of 7.96% to a weighted average interest rate of 8.76%), interest expense for the six months ended June 30, 1999 would be approximately $20,000 higher based on the June 30, 1999 outstanding balance of variable rate obligations. The Company has no interest rate swap or exchange agreements.

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


                                  PRECISE TECHNOLOGY, INC.
                                    (Registrant)


Date August 16, 1999              /s/ John R. Weeks
     ---------------              -----------------
                                  John R. Weeks
                                  President and Chief Executive Officer



Date August 16, 1999              /s/ Gregory R. Conley
     ---------------              ---------------------
                                  Gregory R. Conley
                                  Vice President and Chief Financial Officer
                                  (Principal financial and accounting officer)