Form 10-Q
period 1999-09-30
PRECISE TECHNOLOGY INC
filed 1999-11-09
CIK 1042317

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                                       Or

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                        Commission File Number: 333-32041

                                 ---------------

                            PRECISE TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                       25-1205268
    -------------------------------                      ----------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                      Identification Number)

         501 Mosside Boulevard
     North Versailles, Pennsylvania                            15137-2553
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

                                 (412) 823-2100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

         As of November 5, 1999, one share of the Company's Common Stock was outstanding.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

          ITEM  1.   Financial Statements                                     3
          ITEM  2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations            9
          ITEM  3.   Quantitative and Qualitative Disclosures About
                     Market Risk                                             13

PART II - OTHER INFORMATION

          ITEM  6.    Exhibits and Reports on Form 8-K                       14

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                            PRECISE TECHNOLOGY, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   September 30,       December 31,
                                                                        1999               1998
                                                                        ----                ----
                              ASSETS                                (unaudited)
Current assets:
   Cash and cash equivalents                                         $     312           $     240
   Accounts receivable, net                                             20,131              14,931
   Inventories                                                           8,432               6,510
   Prepaid expenses and other                                            3,814                 453
   Deferred income taxes                                                   806                 806
                                                                     ---------           ---------
     Total current assets                                               33,495              22,940
Property, plant and equipment, net                                      41,638              43,537
Intangible and other assets, net                                        25,378              26,931
                                                                     ---------           ---------
     Total assets                                                    $ 100,511           $  93,408
                                                                     =========           =========

                  LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
   Current maturities of long-term debt                              $   6,438           $  10,193
   Accounts payable                                                     10,250               6,607
   Accrued liabilities                                                   6,876               4,109
   Tooling deposits                                                      4,087               3,963
                                                                     ---------           ---------
     Total current liabilities                                          27,651              24,872
Long-term debt, less current maturities                                 84,140              80,031
Deferred income taxes                                                      998                 998
Commitments and contingencies                                               --                  --
Stockholder's deficit:
   Common stock, no par value; 1,000 shares authorized, and
     1 share issued and outstanding at September 30, 1999
     and December 31, 1998                                                   1                   1
   Additional paid-in-capital                                            3,555               3,555
   Accumulated other comprehensive loss                                   (292)               (292)
   Retained deficit                                                    (15,542)            (15,757)
                                                                     ---------           ---------
     Total stockholder's deficit                                       (12,278)            (12,493)
                                                                     ---------           ---------
     Total liabilities and stockholder's deficit                     $ 100,511           $  93,408
                                                                     =========           =========

                             See accompanying notes.

                            PRECISE TECHNOLOGY, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                      Three Months Ended                     Nine Months Ended
                                         September 30,                         September 30,
                                  ---------------------------           ---------------------------
                                    1999               1998               1999               1998
                                    ----               ----               ----               ----
                                          (unaudited)                           (unaudited)
Net sales                         $ 26,684           $ 24,718           $ 82,418           $ 72,882
Cost of sales                       20,617             19,365             63,795             57,989
                                  --------           --------           --------           --------
Gross profit                         6,067              5,353             18,623             14,893
Selling, general, and
   administrative                    3,088              2,755              9,373              7,881
Plant closure costs                     --                 --                 --                 31
Amortization of
   intangible assets                   253                274                761                901
                                  --------           --------           --------           --------
Operating income                     2,726              2,324              8,489              6,080
Other expense (income):

   Interest expense                  2,812              2,578              7,810              7,778
   Other                                --                 12                 (1)               (21)
                                  --------           --------           --------           --------
(Loss) income before
   income taxes                        (86)              (266)               680             (1,677)
(Benefit) provision  for
   income taxes                        (33)               292                465                 52
                                  --------           --------           --------           --------
Net (loss) income                 $    (53)          $   (558)          $    215           $ (1,729)
                                  ========           ========           ========           ========

                             See accompanying notes.

                            PRECISE TECHNOLOGY, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                         ---------------------------
                                                                           1999               1998
                                                                           ----               ----
Operating Activities                                                             (unaudited)
Net income (loss)                                                        $    215           $ (1,729)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                          5,706              5,802
     Amortization of financing fees                                           613                419
     Loss on sale of fixed assets                                              57                 71
     Changes in assets and liabilities:
       Accounts receivable                                                 (5,200)              (535)
       Inventories                                                         (1,922)              (750)
       Prepaid expenses and other                                          (3,184)              (685)
       Accounts payable                                                     3,643                784
       Accrued liabilities                                                  2,767              2,507
       Tooling deposits                                                       124                681
                                                                         --------           --------
Net cash provided by operating activities                                   2,819              6,565

Investing Activities
Capital expenditures                                                       (1,987)            (2,019)
Proceeds from sale of fixed assets                                             79                112
                                                                         --------           --------
Net cash used in investing activities                                      (1,908)            (1,907)

Financing Activities
Borrowings on revolving line of credit                                     25,300             11,900
Payments on revolving line of credit                                      (23,600)           (14,300)
Repayment of long-term debt                                                (2,539)            (2,639)
                                                                         --------           --------
Net cash used in financing activities                                        (839)            (5,039)
                                                                         --------           --------
Net increase (decrease) in cash                                                72               (381)
Cash at beginning of period                                                   240                560
                                                                         --------           --------
Cash at end of period                                                    $    312           $    179
                                                                         ========           ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
   Interest                                                              $  4,949           $  5,276
                                                                         ========           ========
   Income taxes, net of refund                                           $    489           $     30
                                                                         ========           ========

Supplemental schedule of noncash investing and financing
   activities:
   Capital lease agreements for equipment                                $  1,194           $  1,469
                                                                         ========           ========

                              See accompanying note

                            PRECISE TECHNOLOGY, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

                                   (Unaudited)

1. Financial Statement Presentation

         The consolidated balance sheet at September 30, 1999, and the consolidated statements of income and consolidated statements of cash flows for the periods ended September 30, 1999 and 1998, have been prepared by Precise Technology, Inc. (the "Company"), without audit. In the opinion of Management, all normal and recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1999 and for the periods presented have been made.

         In late June and early July 1999, the Company caused each of its wholly-owned subsidiaries; Precise Technology of Delaware, Inc., Precise Technology of Illinois, Inc., Precise TMP, Inc., Precise Polestar, Inc., and Massie Tool, Mold & Die, Inc., to engage in a series of mergers with the Company as the ultimate sole surviving corporation of the mergers. Precise Polestar, Inc., and Massie Tool, Mold & Die, Inc., were merged into Precise TMP, Inc., on June 30, 1999. Precise Technology of Delaware, Inc., and Precise Technology of Illinois, Inc., were merged into Precise Technology, Inc., on June 30, 1999, and Precise TMP, Inc. was merged into Precise Technology, Inc., on July 1, 1999. Upon consummation of the mergers, each of the Guarantors' separate corporate existence ceased.

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

         The results of operations for the period ended September 30, 1999, are not necessarily indicative of the operating results to be expected for the full year.

2. Inventories

The major components of inventories were as follows (in thousands):

                                       September 30,   December 31,
                                           1999            1998
                                       -------------   ------------
                                       (unaudited)
               Finished products          $2,002          $1,309
               Raw materials               1,998           2,085
               Tooling and dies            4,432           3,116
                                          ------          ------
               Total                      $8,432          $6,510
                                          ======          ======

                            PRECISE TECHNOLOGY, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

                                   (Unaudited)

3. Commitments and Contingencies

         The Company is involved from time to time in lawsuits that arise in the normal course of business. The Company actively and vigorously defends all lawsuits. Management believes that there are no pending lawsuits that will have a material affect on the Company's financial position or results of operations.

4. Long -Term Debt

         On June 13, 1997, the Company entered into a $30 million Credit Agreement with a financial institution, which expires in 2002. The Credit Agreement contains certain covenants which require the Company to maintain leverage ratios, fixed charge and interest coverage ratios and minimum net worth. The Credit Agreement further limits capital expenditures, declaration of dividends and other restricted payments, and additional indebtedness. The Credit Agreement contains other operating covenants, including a restriction on the sale, encumbrance or transfer of the Company's assets or capital stock. The Credit Agreement was amended, effective March 31, 1999. The amendment reduced the borrowing capacity of the Company by allowing for draws of a specified percentage of certain assets, determined on a monthly basis, up to a maximum of $30 million. The borrowing capacity of the Company as of September 30, 1999 was approximately $17.8 million. As a result of the amendment, $270,000 of deferred financing fees that related to the original Credit Agreement was written-off and charged to interest expense.

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

                            PRECISE TECHNOLOGY, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

                                   (Unaudited)

5. Segment Information - (continued)

         Information by industry segment is set forth below:

                                                             Nine Months Ended September 30, 1999
                                              -----------------------------------------------------------------
                                                                                Unallocated
                                              Injection            Mold          Corporate            Total
                                               Molding            Making           Items           Consolidated
                                              ---------          --------       -----------        ------------
                                                                      (in thousands)
Revenues from external customers               $ 65,781          $ 16,637       $        --          $ 82,418
Segment gross margin                             17,378             1,245                --            18,623
Depreciation and amortization expense             3,970               798               938             5,706
Interest expense                                     --                --             7,810             7,810
Segment assets                                   51,528            15,397            33,586           100,511
Net capital expenditures (including               2,318               590               273             3,181
capital leases)

                                                             Nine Months Ended September 30, 1998
                                              -----------------------------------------------------------------
                                                                                Unallocated
                                              Injection            Mold          Corporate            Total
                                               Molding            Making           Items           Consolidated
                                              ---------          --------       -----------        ------------
                                                                      (in thousands)
Revenues from external customers               $60,792           $12,090        $      --             $72,882
Segment gross margin                            13,874             1,019               --              14,893
Depreciation and amortization expense            2,559               508            2,735               5,802
Interest expense                                    --                --            7,778               7,778
Segment assets                                  49,122            10,743           32,555              92,420
Net capital expenditures (including              2,931                57              500               3,488
capital leases)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's operating data for the three and nine months ended September 30, 1999 and 1998 are set forth below as percentages of net sales:

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                    September 30,
                                                        ----------------------            ---------------------
                                                         1999             1998             1999            1998
                                                         ----             ----             ----            ----
       Net sales                                        100.0%           100.0%           100.0%          100.0%
       Cost of sales                                     77.3             78.4             77.4            79.6
                                                        -----            -----            -----           -----
       Gross profit                                      22.7             21.6             22.6            20.4
       Selling, general and administrative               11.6             11.1             11.4            10.8
       Amortization of intangible assets                  0.9              1.1              0.9             1.3
                                                        -----            -----            -----           -----
       Operating income                                  10.2              9.4             10.3             8.3
       Other expense (income):
          Interest expense                               10.5             10.5              9.5            10.6
          Other                                           0.0              0.0              0.0             0.0
                                                        -----            -----            -----           -----
       (Loss) income before income taxes                 (0.3)            (1.1)             0.8            (2.3)
       (Benefit) provision  for income taxes             (0.1)             1.2              0.6             0.1
                                                        -----            -----            -----           -----
       Net (loss) income                                 (0.2)%           (2.3)%            0.2%           (2.4)%
                                                        =====            =====            =====           =====

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 compared to Three Months Ended September 30, 1998

         Net sales. The Company's net sales increased to $26.7 million for the three months ended September 30, 1999, an increase of $2.0 million, or 8.0%, from the comparable period in the prior year. The increase in net sales was attributable to increased injection molding sales and mold making sales.

         Injection molding sales for the three months ended September 30, 1999 increased $0.6 million, or 2.8%, to $21.1 million due to (1) a full quarter of production in 1999 of a significant new program which was in the start-up phase in 1998, (2) an increase in demand from certain product lines and (3) the addition of other new product lines in 1999. This increase was partially offset by decreased volumes to certain customers who have either insourced, selected another molder with a closer "ship-to" point, or are experiencing product maturity.

         Mold making sales for the three months ended September 30, 1999 increased $1.4 million, or 34.8%, to $5.6 million. The increase is primarily due to new mold making programs and increased mold sales related to the management of mold making programs from outside vendors.

         Gross Profit. The Company's gross profit increased to $6.1 million for the three months ended September 30, 1999, an increase of $0.7 million, or 13.3%, from the comparable period in the prior year. The increase in gross profit is primarily due to the higher injection molding and mold making sales. Gross profit margin increased to 22.7% for the three months ended September 30, 1999 from 21.6% in the comparable period in the prior year.

         Injection molding's gross profit for the three months ended September 30, 1999 increased $0.5 million, or 10.6%, to $5.5 million. Gross profit margin increased to 26.0% for the three months ended September 30, 1999 from 24.2% in the comparable period in the prior year. This increase is due to (1) increased sales, (2) increased employee utilization and (3) decreased raw material content from aggressive purchasing tactics.

         Mold making's gross profit for the three months ended September 30, 1999 increased $183,000 or 47.2%, to $0.6 million. Gross profit margin increased to 9.8% for the three months ended September 30, 1999 from 9.2% in the comparable period in the prior year. This increase in gross profit is primarily due to the increase in mold sales.

         Selling, general and administrative. Selling, general and administrative expenses increased to $3.1 million for the three months ended September 30, 1999, an increase of $0.3 million, or 12.1%, over the comparable period in the prior year. The increase in selling, general and administrative expenses was primarily due to increased salaries and wages due to an increase in employees and annual merit and performance-based increases.

         Amortization. The Company's amortization of intangible assets decreased to $253,000 for the three months ended September 30, 1999 from $274,000 in the comparable period in the prior year. This decrease resulted primarily from the expiration of non-compete agreements during July of 1998.

         Operating income. Operating income increased to $2.7 million for the three months ended September 30, 1999, an increase of $0.4 million, or 17.3%, over the comparable period in the prior year. Operating income as a percentage of net sales increased to 10.2% for the three months ended September 30, 1999 from 9.4% in the comparable period in the prior year primarily due to higher gross margin, which was partially offset by higher selling, general and administrative expenses.

         Interest expense. Interest expense increased to $2.8 million for the three months ended September 30, 1999 from $2.6 million in the comparable period in the prior year, representing an increase of 9.1%. This increase is primarily the result of higher amounts outstanding under the Company's revolving credit agreement (the "Credit Agreement") and a write-off of $270,000 of deferred financing fees due to the reduced borrowing capacity under the Credit Agreement.

         Provision for income tax. The Company's effective tax rates differed from the applicable statutory rates for the three months ended September 30, 1999 and 1998 primarily due to nondeductible goodwill amortization.

Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30, 1998

         Net sales. The Company's net sales increased to $82.4 million for the nine months ended September 30, 1999, an increase of $9.5 million, or 13.1%, from the comparable period in the prior year. The increase in net sales was attributable to increased injection molding sales and mold making sales.

         Injection molding sales for the nine months ended September 30, 1999 increased $5.0 million, or 8.2%, to $65.8 million due to a full period of production in 1999 of a significant new program which was in the start-up phase in 1998, and the addition of other new product lines and customers in 1999. This increase was partially offset by decreased volumes to certain customers who have either insourced or have selected another molder with a closer "ship-to" point.

         Mold making sales for the nine months ended September 30, 1999 increased $4.5 million, or 37.6%, to $16.6 million. The increase is primarily due to new mold making programs and increased mold sales related to the management of mold making programs from outside vendors.

         Gross Profit. The Company's gross profit increased to $18.6 million for the nine months ended September 30, 1999, an increase of $3.7 million, or 25.0%, from the comparable period in the prior year. Gross profit margin increased to 22.6% for the nine months ended September 30, 1999 from 20.4% in the comparable period in the prior year. The increase in gross profit and gross profit margin was primarily due to the increased injection molding and mold making sales.

         Injection molding's gross profit for the nine months ended September 30, 1999 increased $3.5 million, or 25.3%, to $17.4 million. Gross profit margin increased to 26.4% for the nine months ended September 30, 1999 from 22.7% in the comparable period in the prior year. These increases are due to (1) increased sales, (2) a favorable product mix and (3) decreased raw material content from aggressive purchasing tactics and a favorable scrap rate.

         Mold making's gross profit for the nine months ended September 30, 1999 increased $226,000, or 22.2%, to $1.2 million. Gross profit margin decreased to 7.3% for the nine months ended September 30, 1999 from 8.4% in the comparable period in the prior year. The increase in sales contributed to the higher gross profit although these sales earned lower margins which contributed to the decrease in gross profit margin.

         Selling, general and administrative. Selling, general and administrative expenses increased to $9.4 million for the nine months ended September 30, 1999, an increase of $1.5 million, or 18.9% over the comparable period in the prior year. The increase in selling, general and administrative expenses was primarily due to higher salaries, wages and fringe benefits due to an increase in employess and annual merit and performance-based increases and increased professional fees and travel costs relating to acquisition-related activities, the implementation of the new computer system and the management of significant new programs.

         Amortization. The Company's amortization of intangible assets decreased to $761,000 for the nine months ended September 30, 1999, from $901,000 in the comparable period in the prior year. This decrease resulted primarily from the expiration of non-compete agreements during July 1998.

         Operating income. Operating income increased to $8.5 million for the nine months ended September 30, 1999, an increase of $2.4 million, or 39.6%, from the comparable period in the prior year. The increase in operating income is due to higher gross margin partially offset by higher selling, general and administrative expenses.

         Provision for income tax. The Company's effective tax rates differed from the applicable statutory rates for the nine months ended September 30, 1999 and 1998 primarily due to nondeductible goodwill amortization.

Liquidity and Capital Resources

         The Company generated cash flows from operations totaling $2.8 million and $6.6 million in the nine months ended September 30, 1999 and 1998, respectively. The decrease in cash flows from operations is primarily attributable to increases in accounts receivable, tool and die inventory, and prepaid expenses, which were partially offset by an increase in accounts payable and accrued liabilities.

         The Company's cash flows used in investing activities totaled $1.9 million in each of the nine month periods ended September 30, 1999 and 1998, excluding capital lease agreements for equipment totaling $1.2 million and $1.5 million, in the nine months ended September 30, 1999, and 1998, respectively.
As of September 30, 1999, the Company has $3.5 million invested as cash deposits on new equipment which will eventually be financed. These cash deposits will be refunded at the time the capital leases are executed. During the first nine months of 1999, the Company expended approximately $1.0 million in cash capital expenditures on plant refurbishment and approximately $0.9 million for machinery and ancillary equipment. The Company estimates its remaining capital expenditures for 1999 to be $2.5 million in cash and $4.0 million in capital leases. This increase in anticipated capital expenditures for the remainder of 1999 is for significant new programs that are anticipated to start in the first quarter of 2000. During the first nine months of 1998, the Company expended approximately $0.5 million in cash capital expenditures primarily for its new Enterprise Resource Planning system, $0.4 million in cash capital expenditures on plant refurbishment and $0.5 million in cash capital expenditures on machinery and ancillary equipment for a new project for one of the Company's larger customers.

         The Company's cash flows used in financing activities totaled $0.8 million and $5.0 million for the nine months ended September 30, 1999 and 1998, respectively. During the nine months ended September 30, 1999 and 1998, regularly scheduled principal payments on the Company's capital lease obligations and payments on the revolving line of credit under the Credit Agreement contributed to the cash used in financing activities.

         Management believes that the Company's cash flow from operations, together with borrowing availability under the amended Credit Agreement, which was $9.0 million at September 30, 1999, provides it with sufficient liquidity necessary to fund capital improvements, service indebtedness and meet working capital requirements for the Company's existing operations. However, the Company is highly leveraged and, as a result, funds available for working capital, capital expenditures, and other purposes may be limited or unavailable in the event the Company does not generate cash flow at or above expected levels, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, borrowings under the Credit Agreement are only available if the Company is in compliance with the covenants and borrowing conditions contained in the agreement.

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

         The Company's management has developed a program to prepare the Company's computer systems and related applications for the Y2K. The Company believes that a majority of its Y2K issues have been addressed by the installation of an Enterprise Resource Planning ("ERP") system software package by Baan. The ERP system, which is Y2K compliant, is being used for the Company's primary business application at its headquarters and manufacturing facilities. All of the Company's facilities are currently using the ERP system. The Company has developed a comprehensive plan to assist all departments and manufacturing facilities in working towards compliance with Y2K issues for all other systems beyond those being addressed by the ERP system. The Company has identified and performed procedures to make compliant those other systems beyond the ERP system by December 1999. If the Company's systems or the systems of other companies on whose services the Company depends or with whom the Company's systems interface are not Y2K compliant, it could have a material adverse effect on the Company's business, financial condition and results of operations.

         Y2K Costs. Total costs for the Company's Y2K compliance efforts are currently estimated to be approximately $2.8 to $3.2 million. The majority of these costs relate to the ERP system installations and upgrades of which a portion have been, and will be, capitalized and depreciated over the estimated useful life of the associated software and hardware. The remaining costs have been, and will be, charged directly to expense. Amounts capitalized for the years ended December 31, 1998 and 1997 were approximately $0.5 million and $1.0 million, respectively. Amounts expensed for the years ended December 31, 1998, and 1997 were approximately $0.5 million and $0.2 million, respectively. During the nine months ended September 30, 1999 approximately $0.4 million was charged to expense and approximately $50,000 was capitalized.

         Y2K Risks. The reasonable worst-case scenario for the Company with respect to the Y2K problem is the failure of a key system or supplier system that causes shipments of the Company's products to customers to be temporarily interrupted. This could result in the Company not being able to produce one or more product lines for a period of time, which in turn could lead to lost sales and profits for the Company and its customers. The Company is in the process of conducting a Y2K assessment survey for all of its suppliers and customers. Favorable risk assessments for Y2K compliance have been received by a majority of the Company's significant suppliers and customers.

         Contingency Plans. As a part of the Company's Y2K strategy, contingency plans have been developed and any systems requiring remediation have one or more contingency plans. The Company's staff, independent accountants and the Board of Directors are updated on a regular basis as to the Y2K status. In addition, supplier site audits, where feasible, have been and will continue to be performed in 1999. There can be no assurances, however, that these contingency plans will be effective to eliminate all Y2K risks.

Cautionary Statement on Forward-Looking Statements

         This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks, uncertainties, and other factors, some of which are beyond the Company's control, and that actual results may differ materially from those in forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to: (1) general economic conditions in the markets in which the Company operates, (2) reliance on key customers and supply contracts, (3) volatility of customer demand (4) exposure to fluctuations in resin cost and supply, (5) customer outsourcing decisions, (6) reliance on key manufacturing facilities, (7) the impact of significant competition from companies of varying sizes including divisions or subsidiaries of larger companies, (8) risks associated with Y2K issues and
(9) other risks detailed from time to time in the Company's Securities and Exchange Commission filings. The Company does not intend to update these forward-looking statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates. The Company's primary interest rate risk relates to its long-term debt obligations. At September 30, 1999, the Company had total long-term obligations, including the current portion of those obligations, of approximately $90.5 million. Of that amount $81.8 million was in fixed rate obligations and $8.7 million was in variable rate obligations. Assuming a 10% increase in interest rates on the Company's variable rate obligations (i.e., an increase from the September 30, 1999 weighted average interest rate of 8.18% to a weighted average interest rate of 9.0%), interest expense for the nine months ended September 30, 1999 would be approximately $47,000 higher based on the September 30, 1999 outstanding balance of variable rate obligations. The Company has no interest rate swap or exchange agreements.

PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 3.1 - Certificate of Incorporation of Precise Intellectual Property Holdings Company, Inc.

         Exhibit 3.2 - By Laws of Precise Technology Intellectual Property Holdings Company, Inc.

         Exhibit 10.1 - License and Royalty Agreement between Precise Intellectual Property Holdings Company, Inc. and Precise Technology, Inc.

         Exhibit 10.2 - Amended and Restated Second Amendment and Consent to Credit Agreement as of March 31, 1999, among Precise Holding Corporation, Precise Technology, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Fleet National Bank, as agent and Issuing Bank.

         Exhibit 10.3 - Consent and Third Amendment to Credit Agreement as of September 30, 1999, among Precise Holding Corporation, Precise Technology, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Fleet National Bank, as agent and Issuing Bank.

         Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                    PRECISE TECHNOLOGY, INC.
                                           (Registrant)

Date November 9, 1999               /s/ John R. Weeks
     -----------------              --------------------------------------------
                                    John R. Weeks
                                    President and Chief Executive Officer

Date November 9, 1999              /s/ Gregory R. Conley
     -----------------              --------------------------------------------
                                    Gregory R. Conley
                                    Vice President and Chief Financial Officer
                                    (Principal financial and accounting officer)