Form 10-K405
period 1999-12-31
PRECISE TECHNOLOGY INC
filed 2000-03-30
CIK 1042317

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                      (MARK ONE)

         |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended December 31, 1999

                                       OR

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ......... TO ............

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of March 24, 2000, the number of shares outstanding of the registrant's Common Stock, no par value, was 1 share. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is zero. See Part II, Item 5 of this Report.

                              CROSS REFERENCE SHEET
                                       AND
                                TABLE OF CONTENTS

                                                                          Page
                                                                       Number or
                                                                       Reference
                                                                       ---------

                                     PART I
ITEM 1.    Business.....................................................     3
ITEM 2.    Properties...................................................    13
ITEM 3.    Legal Proceedings............................................    13
ITEM 4.    Submission of Matters to a Vote of Security Holders..........    13

                                     PART II
ITEM 5.    Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................    14
ITEM 6.    Selected Financial Data......................................    14
ITEM 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................    15
ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk...    21
ITEM 8.    Financial Statements and Supplementary Data..................    21
ITEM 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................    21

                                    PART III
ITEM 10.   Directors and Executive Officers of the Registrant...........    22
ITEM 11.   Executive Compensation.......................................    24
ITEM 12.   Security Ownership of Certain Beneficial Owners and
              Management................................................    27
ITEM 13.   Certain Relationships and Related Transactions...............    28

                                     PART IV
ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on
              Form 10-K.................................................    31

                                     PART I

ITEM 1. BUSINESS

      Precise Technology, Inc. (together with Precise Intellectual Property Holdings Company, Inc., its wholly owned subsidiary, "Precise," unless the context otherwise requires), was founded in 1964 and incorporated in 1969. Precise operates in two segments: Injection Molding and Mold Making. Precise's reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations.

      The Injection Molding segment produces precision plastic products, focusing on three broad markets: healthcare, packaging and consumer/industrial products. These markets are characterized by high volume requirements, long product life cycles, limited vulnerability to recessionary trends and relatively low susceptibility to off-shore competition. Precise differentiates itself by providing total project management, including value-added services, for the manufacture of highly engineered, close tolerance products, such as disposable medical devices, thin-wall consumer product containers and electrical connectors. Precise currently serves a diverse base of original equipment manufacturers ("OEMs") such as Abbott Laboratories ("Abbott Labs"), The Gillette Company ("Gillette"), The Procter & Gamble Company ("Procter & Gamble"), Unilever United States, Inc. ("Unilever"), and Playtex Products, Inc. ("Playtex"). Precise is the sole or primary source supplier of the products that it manufactures for many of its customers.

      The Mold Making segment provides customers with extensive design, prototype development, mold design and mold manufacturing. Precise focuses on high cavitation, close tolerance molds for the healthcare, packaging and consumer/industrial markets. Precise performs, or expects to perform, the injection molding for a majority of the products for which it makes molds. Plastic products for which Precise builds the mold but which are not injection molded by Precise are typically molded in-house by the customer.

      Information attributable to each of Precise's segments is as follows:

                                                                   Year Ended December 31, 1999
                                            ---------------------------------------------------------------------------
                                                                                     Unallocated
                                               Injection             Mold             Corporate            Total
                                                Molding             Making              Items           Consolidated
                                            -----------------  ------------------ ------------------  -----------------
                                                                          (in thousands)
Revenues from external customers                  $86,562             $23,568          $      --           $110,130
Segment gross profit                               22,279               2,042                 --             24,321
Depreciation and amortization expense               5,295               1,092              1,332              7,719
Interest expense                                       --                  --             10,365             10,365
Segment assets                                     55,101              13,006             30,067             98,174
Net capital expenditures                            6,701               1,225                356              8,282


                                                                   Year Ended December 31, 1998
                                            ---------------------------------------------------------------------------
                                                                                     Unallocated
                                               Injection             Mold             Corporate            Total
                                                Molding             Making              Items           Consolidated
                                            -----------------  -----------------  ------------------  -----------------
                                                                          (in thousands)
Revenues from external customers                  $82,064             $15,961           $     --             $98,025
Segment gross profit                               19,302               1,264                 --              20,566
Depreciation and amortization expense               5,245               1,017              1,507               7,769
Interest expense                                       --                  --             10,311              10,311
Segment assets                                     48,711              13,565             31,132              93,408
Net capital expenditures                            4,167                 806                597               5,570


                                                                   Year Ended December 31, 1997
                                            ---------------------------------------------------------------------------
                                                                                     Unallocated
                                               Injection             Mold             Corporate            Total
                                                Molding             Making              Items           Consolidated
                                            -----------------  -----------------  ------------------  -----------------
                                                                          (in thousands)
Revenues from external customers                  $88,003            $ 12,734          $      --            $100,737
Segment gross profit                               18,350                (345)                --              18,005
Depreciation and amortization expense               4,341                 948              1,427               6,716
Interest expense                                       --                  --              8,771               8,771
Segment assets                                     50,413              10,587             32,639              93,639
Net capital expenditures                            6,869               1,159              1,732               9,760

      For further information on Precise's segments, see Footnote 12 to the Financial Statements.

Injection Molding

      Precise operates approximately 200 molding machines in eleven strategically located injection molding facilities throughout the eastern and midwestern United States. Precise is capable of providing its customers with close tolerance injection molding and value-added finishing services such as packaging, assembly and decoration. Precise's technologically advanced, computer-aided manufacturing facilities and equipment enable it to engineer custom solutions to technically demanding customer requirements, which are generally characterized by close tolerances and high speed, volume and durability parameters. The high level of automation in many of Precise's manufacturing facilities minimizes both direct labor input and scrap loss. Precise believes that its leading technical capabilities and reputation for high quality products, on-time deliveries and reliability have enabled it to both obtain new customers and further penetrate existing customers.

      Injection molding is one of the most widely used plastic processing methods in the world. Management believes the plastic injection molding industry will grow due to the relative design and production versatility offered by injection molding versus other manufacturing processes and the continued substitution of plastic for materials such as metal, glass and paper. Precise believes that this substitution is primarily the result of plastic's unique physical product attributes such as recyclability, durability, cosmetic appeal, flexibility of form and cost and weight advantages.

Mold Making

      Precise operates three mold making facilities which collectively comprise one of the largest organizations in the United States with such capabilities. These facilities offer a full range of services, including conceptual part and mold design, building and testing. The mold making facilities are able to produce a variety of production molds from prototype, pre-production, full production, hot runner and stack molds. Management views Precise's mold designing and building operations not simply as supportive of its manufacturing business, but as an independent profit center.

Competitive Strengths

      Management believes that Precise is well positioned to capitalize on the favorable trends in the plastic injection molding industry and to enhance its position in its target markets. The following are, in management's view, Precise's principal competitive strengths:

    Full-service Capabilities. Precise's two business segments offer comprehensive services ranging from design, development and manufacture of molds to the production, decorating, and assembly of injection molded products. As one of a selected group of injection molders in the United States capable of offering such comprehensive services, management believes that Precise is well positioned to benefit from the consolidation currently taking place in the injection molding industry and the trend among high volume OEMs to increasingly rely upon custom injection molders for total program management.

     Advanced Manufacturing Capabilities. Precise uses state-of-the-art computer-aided design/computer-aided manufacturing ("CAD/CAM") technology in the design and manufacture of its molds and subjects each mold to extensive testing to ensure that it meets high quality standards. Precise has also made substantial investments in advanced high speed molding machines and significantly expanded its use of automation and robotics in its manufacturing and assembly operations. As a result of its efforts, Precise has received numerous quality awards, including Gillette's OmniMark Award, the Lexmark International Prestige Supplier Award, the SC Johnson Partner in Quality Award and the bioMerieux Vitek World Class Supplier Award. In addition, Precise has achieved "ship-to-stock" status with many of its customers, whereby Precise's products are not subject to quality inspections by such customers prior to being consumed. Management believes that Precise's mold making capabilities and the high quality of its molding have been integral to Precise's operational excellence and success.

     Continuous Improvement. Precise has been successful in reducing costs by improving manufacturing efficiency, introducing advanced molding technology, implementing high scale automation and realigning facilities and production to increase plant utilization. In addition, as one of the largest manufacturers in the plastics injection molding industry, Precise is able to realize significant economies of scale in raw material purchasing.

     Multiple Plant Locations. Management believes that Precise's fourteen plants, located in twelve separate locations throughout the eastern and midwestern United States, provide it with the opportunity to effectively compete for new product contracts that require large volume runs and multiple distribution points. Precise's multiple plant locations enable it to allocate production to the facility best suited for a job in view of its relative capabilities and proximity to the customer. As a result, Precise provides its customers with a broad range of injection molding capabilities and better service through improved responsiveness, timely delivery and reduced freight costs. In addition, by operating numerous plants, Precise can mitigate customer sourcing risks associated with single facility production.

Business Strategy

     Precise's objective is to enhance its position as a leading supplier of plastic molded products to leading OEMs in the healthcare, packaging and consumer/industrial markets. The key elements of Precise's business strategy to achieve this objective are as follows:

     Focus on Target Markets. Precise focuses its marketing efforts on potential high margin accounts in the healthcare, packaging and consumer/industrial markets. These markets are characterized by high volume requirements, long product life cycles, limited vulnerability to recessionary trends, and relatively low susceptibility to off-shore molding competition. By focusing on high volume, long run manufacturing for products in these markets, management believes that Precise will be able to maximize its profitability and best utilize its resources.

     Further Penetrate Existing Customer Base. Substantially all of Precise's sales are to major consumer product and healthcare companies. In most cases, Precise manufactures plastic products for specific applications required by one or more divisions of a single customer. The trend by OEMs to reduce their supplier base and outsource their injection molding needs provides Precise with the opportunity to increase sales to its existing customers and participate in their domestic and international growth. Precise seeks to capitalize on these favorable industry trends and growth opportunities by expanding its sales presence, emphasizing its full-service capabilities and developing close working relationships with its customers by improving communication and coordination between Precise's marketing, product design and production personnel and its customers' counterpart employees. Precise has designated key account specialists for each of its largest customers whose sole responsibility will be to serve the diverse injection molding needs of that customer. By pursuing these and other strategies, management believes that Precise can bring its full-service capabilities to its customer relationships.

     Invest in Technology and Quality Improvements. Precise continues to improve productivity through an on-going program of upgrading equipment and facilities and investing in automation, robotics and other technological improvements. Since 1991, Precise has made substantial investments in new mold making equipment and injection molding machines which have led to improved cycle times, lower operating expenses and higher quality products. In addition, eleven of Precise's fourteen facilities are currently ISO 9000 registered, with the three remaining facilities expecting to receive certification in the second half of 2000. Management believes that by continuing to invest in new technology and focusing on quality, Precise is well positioned to increase sales to existing customers, develop new customer relationships and improve its profit margins through increased operating efficiencies.

     Reduce Costs and Increase Productivity. Precise focuses on simultaneously reducing costs while meeting the high quality standards of its customers. Each of Precise's facilities utilizes total quality management techniques, including the use of statistical process control and extensive employee involvement. Precise's employees receive training each year that is designed to increase productivity, safety and manufacturing quality and to foster the concept of "continuous improvement." Through an innovative Performance Sharing Program, Precise's employees focus on cost of goods sold and receive incentives to maximize gross margins by minimizing costs. Management has and continues to improve asset utilization and increase manufacturing productivity by consolidating underperforming facilities and streamlining Precise's workforce. These initiatives have resulted in an increase in Precise's net sales per employee from $87,000 in 1991 to $132,000 in 1999.

     Further Develop Partnerships with Key Customers. Management believes that its partnerships enable suppliers and OEMs to focus on long-term strategy and often result in faster product development, design flexibility, lower costs and improved product quality. For example, Precise recently opened its third and fourth state-of-the-art Customer-Aligned-Production ("CAP") facilities. The third CAP facility, Precise IML, is located in Bridgeport, New Jersey. This facility was specifically designed to meet the needs of a Fortune 500 customer. The fourth CAP facility was opened on January 10, 2000, in Steetsboro, Ohio (the "Streetsboro CAP Facility"). This facility produces the Diaper Genie(TM) for Playtex.

     The other two CAP facilities are the Delaware and Holden CAP facilities. Located in Newark, Delaware, the Delaware CAP Facility is specifically designed to serve the needs of Procter & Gamble and other customers in the thin-wall packaging market. At this facility, using state-of-the-art molding machines, highly engineered stack molds and high speed automation, Precise currently is the sole source manufacturer of polypropylene containers for Baby Fresh(TM) baby wipes for Procter & Gamble. Precise's second CAP facility is located in Holden, Massachusetts (the "Holden CAP Facility") which is dedicated solely to the production of the Gillette Mach3(TM) razor base tray. Precise is currently the sole source manufacturer of trays for Gillette. Production at this facility includes precision injection molding as well as sputter coating. Other downstream automation in the production process includes pad printing, automatic vision inspection, hot melt assembly and automated packing. Precise intends to continue to pursue CAP opportunities and similar partnerships with these and other customers.

     Selectively Pursue Acquisition Opportunities. Selective acquisitions have been, and management believes will continue to be, an important element in Precise's growth and in its efforts to capitalize on favorable industry trends. Precise's previous acquisitions have expanded its OEM customer base, complemented its existing technological and manufacturing capabilities, presented substantial cost savings opportunities and provided significant growth opportunities. Precise will consider future acquisition opportunities that are attractively priced and that it believes will strengthen its customer base, broaden its geographic presence, enhance its production capabilities and/or provide significant operating synergies.

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

      In recent years, plastic injection molders have benefited from technological improvements that have enabled plastic to replace other materials (most notably metal, glass and paper) in a variety of applications. Plastic has been substituted for these materials primarily because of its disposability, ease of manufacture, durability, aesthetic appeal, flexibility of form and weight. Additionally, plastic often provides significant cost savings over other materials due to design and fabrication advantages. By successfully substituting plastic for other materials, manufacturers can significantly reduce the amount of necessary parts, manufacturing steps, labor costs, energy costs and transportation expenses associated with producing their products. As a result, management believes that substantial growth potential exists for plastics through further materials substitution.

      In addition to the growth projected for the plastics industry as a whole, growth for larger injection molders such as Precise is driven by industry consolidation and the trend among OEMs to outsource their injection molding needs. Management believes that the consolidation of the highly fragmented plastics injection molding industry has accelerated in recent years as a result of customer preferences toward larger, full-service independent molders that are able to provide total project management. As OEMs place increasing emphasis on minimizing the "time to market" for their new products and ensuring that their requirements for production, quality and timely delivery are satisfied, they are increasingly relying on one full-service supplier for each new product launch. In many cases, the combination of increasingly complex applications for plastic molded parts, the limited number of qualified molders and the desire of OEMs to reduce sourcing costs has resulted in the creation of partnerships between OEMs and molders who have proven their ability to provide effective total project management, high quality products and timely delivery. These partnerships enable OEMs and molders to focus on long-range strategy and often result in faster product development, greater design flexibility, lower costs and improved product quality.

      The industry-wide trend toward the consolidation of suppliers has created significant opportunities for injection molders such as Precise who possess full-service capabilities. Given the capital investment required to successfully compete as a full-service injection molder, management believes that an increasingly limited number of injection molders will be capable of providing the breadth of services increasingly being demanded by high volume OEMs. Furthermore, management believes that the trend among OEMs to develop closer relationships with injection molders mitigates the potential threat of foreign competition. Inconsistent product quality, substandard mold making capabilities and significant distance from customers' manufacturing locations have traditionally hindered foreign competitors from competing effectively for projects that require full-service capabilities, outstanding quality and quick response time.

Markets and Products

      Precise is a leading supplier of plastic injection molded products and one of the largest mold makers in the United States, producing a wide variety of products for the healthcare, packaging and consumer/industrial markets. The following is a description of the principal markets served by Precise as well as the products Precise produces for those markets.

   Healthcare

      Plastic molded components for healthcare applications represented approximately 11.3% and 14.4% of Precise's net sales and injection molding net sales in 1999, respectively. Precise's primary healthcare products in 1999 included disposable diagnostic cards, syringes, sample systems and surgical components. During 1999, Precise's four largest healthcare market customers were bioMerieux Vitek, Abbott Labs, Mallinckrodt, Inc. and Kerr Corporation, with bioMerieux Vitek having entered into a primary source supply agreement with Precise.

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

   Packaging

      Plastic molded components for packaging applications represented approximately 58.8% and 74.8% of Precise's net sales and injection molding net sales in 1999, respectively. Precise's primary packaging products in 1999 included caps, closures and packaging for shaving cream, deodorant, feminine hygiene, and baby care products. During 1999, in the packaging market, Precise's four largest customers were Procter & Gamble, Gillette, The Dial Corporation ("Dial") and Unilever with Proctor and Gamble and Gillette having entered into primary source supply agreements with Precise.

      Precise's packaging sales are primarily related to personal care and household products. Given the intense competition among consumer products companies, consumer goods marketers focus on packaging as a relatively inexpensive method of creating brand differentiation.

   Consumer/Industrial

      Plastic molded components for consumer/industrial applications represented approximately 8.5% and 10.8% of Precise's net sales and injection molding net sales in 1999, respectively. Precise's primary consumer/industrial products in 1999 included printer components, electrical connectors and lighting fixtures, termite traps, and air freshener components. During 1999, Precise's four largest consumer/industrial market customers were Lexmark, Dow AgroSciences, Lutron Electronics Co., Inc. and Invensys Corporation.

      The consumer/industrial markets Precise serves primarily include consumer containers and audio/electronics components. The consumer containers market has been growing rapidly due in part to the conversion of many products from metal, glass and paper to plastic. Plastic is the preferred material for many applications due to its low cost, functional performance, reusability and recyclability. Demand for plastic audio/electronic components is driven by both the overall demand for audio/electronic products and the percentage of those products made of plastic. Strong projected growth for increased use of plastics is fueled by long product life cycles and consumer demand for more durable, lightweight and low-cost products.

   Mold Making

      Mold making operations represented approximately 21.4% of Precise's total net sales in 1999. Products produced with the molds manufactured by Precise in 1999 included deodorant dispensers, personal care and laundry products, medical disposables and thin-wall containers. Precise performs, or expects to perform, the injection molding for a majority of the products for which it makes molds. Plastic products for which Precise built the mold but which are not injection molded by Precise are typically molded in-house by the customer. During 1999, Precise's four largest mold making customers were Procter & Gamble, Abbott Labs, Dial and Playtex.

Customers

      Substantially all of Precise's injection molding sales are made to major OEMs in the healthcare, packaging and consumer/industrial markets. During 1999, Precise produced a wide variety of products for over 120 customers, with Precise's ten largest customers accounting for approximately 74.8% of its injection molding net sales. Precise's largest injection molding customers are Procter & Gamble, Gillette, Dial and Lexmark, which represented approximately 24.2%, 20.4%, 8.2% and 6.1%, respectively, of Precise's injection molding net sales in 1999.

      Like the injection molding segment, substantially all of Precise's mold making sales are made to major OEMs in the healthcare, packaging and consumer/industrial markets. During 1999, Precise's five largest mold making customers accounted for approximately 21.4% of its mold making net sales. Precise's largest mold making customers are Procter & Gamble, Abbott Labs, Dial, and Playtex, which represented approximately 25.2%, 9.0%, 7.9%, and 4.7%, respectively, of Precise's mold making net sales in 1999.

      As one of a limited number of full-service injection molders increasingly relied upon by OEMs to provide total project management, Precise seeks to develop lasting relationships with its customers by working closely with them in the early stages of product design and development. Management believes that Precise's use of state-of-the-art CAD/CAM technology and robotics in mold making and molding and its advanced facilities and equipment are integral to its ability to meet customer requirements. While OEMs are generally reluctant to change suppliers due to the high switching costs associated with reengineering, requalifying and restarting production, the plastic injection molding industry remains highly competitive.

Sales and Marketing

      Substantially all of Precise's sales are made through Precise's direct sales force which is located throughout the regions in which Precise operates. Precise's sales and marketing teams in the injection molding segment are organized according to Precise's target markets: healthcare, packaging and consumer/industrial. In addition, Precise has a direct sales force concentrating in the mold making segment. Management believes this is the most efficient and effective way to develop and maintain customer relationships, stay abreast of technical and other developments that may result in changing customer or consumer preferences and take advantage of new business opportunities. Sales and marketing personnel emphasize Precise's full-service injection molding capabilities to customers and focus on improving communication and coordination between Precise's marketing, production and product design personnel and customers' counterpart employees to develop customized products that enhance customer product differentiation and improve functional performance. In addition, Precise has designated key account specialists to serve its largest customers. By providing dedicated support, Precise believes it can better serve these customers, who, in many cases, have a variety of different product applications or production requirements in multiple locations. Precise's marketing approach will continue to remain focused on meeting the integrated needs of OEMs that require full-service injection molding capabilities.

      Customer service is also a critical component of Precise's marketing efforts. Precise's customers operate high speed, high volume production lines. In order to operate their production lines efficiently and avoid costly line stoppages, customers rely on Precise's ability to provide reliable, on-time delivery of high quality products. Customer service representatives are located at each of Precise's facilities. Management believes that this decentralized approach, which provides primary support closer to the customer and the production process, is efficient and best suited to serve customer needs.

Engineering

      Similar to the organization of the injection molding sales force, the engineering department is structured according to Precise's target markets: healthcare, packaging and consumer/industrial. Management believes that this structure helps to focus the efforts of the engineers along those of the sales force with which they interact to achieve the high expectations of Precise's customers. One of the objectives of the engineering department structure is to further develop expertise specific to the target markets. Precise feels that this specialization helps to more appropriately serve new and existing customers.

Manufacturing and Operations

      Precise seeks to differentiate itself in the marketplace by being a full-service injection molder capable of meeting the integrated needs of leading OEMs from product design, development and mold making (mold making segment) through molding, decorating and assembly (injection molding segment). Large OEMs increasingly rely on molders for total project management to enhance quality, streamline production processes and to ensure timely completion of programs.

   Injection Molding

      Precise manufactures its products using the plastic injection molding process. The molding operation processes are comparable at each of Precise's facilities. Raw material arrives at each facility where it is inventoried in silos or boxes in the plant (depending upon the volume requirements). In conventional and clean room molding, raw material in the form of pellets is blended to ensure a homogenous mix, dried when necessary, and conveyed through a pneumatically controlled material handling system to the molding presses. The raw material enters the heating chamber (barrel) where it is melted to a fluid state. Coloring agents are added as appropriate and a reciprocating screw pushes the hot fluid raw material at high pressure through a nozzle into a closed, temperature-controlled mold. At the end of each molding cycle (ranging from six to sixty seconds), the mold opens and the finished parts are ejected from the mold into automated handling systems from which they are packaged for further processing or shipment.

      Precise utilizes approximately 200 injection molding presses ranging in capacity from 44 to 700 tons, located within its eleven molding facilities, allowing customer's needs to be met in a cost-effective and timely manner. Precise also operates eight presses used in the qualification and testing of new molds. Precise's molding operations include white room environments that offer controlled manufacturing areas for components used in medical devices. Precises molds and molding machines are continuously monitored through process and manufacturing systems.

      Precise utilizes the most advanced molding capabilities available in the industry. For customer specific projects, Precise has employed engineering and automation systems, improving manufacturing efficiencies and lowering costs.

      In 1994, Precise began production at its first CAP facility in Newark, Delaware. Since that time, Precise has opened three additional CAP facilities; the Holden CAP facility in 1998; Precise IML in Bridgeport, New Jersey, in 1999; and Precise Streetsboro in Streetsboro, Ohio, in January 2000. These facilities demonstrate Precise's commitment to developing strategic partnerships with key customers.

   Mold Making and Technical Capabilities

      Precise's three mold making facilities offer a full range of services, including conceptual part and mold design, building and testing. In addition, Precise's mold manufacturing facilities provide mold and technical consulting for troubleshooting, repair and preproduction evaluation of parts or drawings. Precise's target markets, selected for their relatively long product life cycles, demand durable molds. Precise's mold making and technical operations serve this demand by combining craftsmanship with technologically advanced computer-aided design and Computer Numerical Control ("CNC") machining. As a result, Precise can deliver molds that are produced to the proper specifications and delivered on-time. Management views Precise's mold making operations not simply as supportive of its manufacturing business, but as an independent profit center.

      The mold making process is generally initiated with Precise's engineers analyzing a customer's production requirements. Based on that analysis, a design is created or optimized for the part in question. This design is downloaded into Precise's computer database and serves as the foundation for the mold that will be built utilizing state-of-the-art CAD/CAM technology. Precise's mold design database is linked via a data communications network to the production floor, which allows for CNC machining of mold bases and components directly from the original design. The use of CNC technology and constant in-process monitoring enhances Precise's ability to create high-tolerance molds and deliver its molds on time. Moreover, after final assembly each of Precise's molds is tested for performance.

      Precise's St. Petersburg, Florida, mold making facility employs mold makers with extensive experience in designing and manufacturing high cavitation production molds and stack molds. Mold testing centers at this facility provide qualification and testing of new molds. Precise's two other mold manufacturing facilities, one of which is located at Company headquarters near Pittsburgh, Pennsylvania, and the other of which is located outside Chicago, Illinois, are smaller than the St. Petersburg facility, specialize in molds for smaller, close tolerance plastic parts and have product design and testing capabilities.

   Quality Assurance Programs

      A commitment to quality is critical to the success of custom injection molders serving Precise's target markets. OEMs demand high quality products from their injection molding suppliers. Similarly, given the applications for which their products are used, healthcare companies demand the highest quality products from their suppliers.

      In recognition of these customer demands, Precise has centered its manufacturing philosophy on being the highest quality custom injection molder in its targeted end markets. Each of Precise's facilities utilizes total quality management techniques, including the use of statistical process control and the extensive involvement of employees to increase productivity. As a result, Precise has been recognized as a leading supplier of quality injection molded parts to the majority of its key customers. Precise has received numerous quality awards, including Gillette's OmniMark Award, the Lexmark International Prestige Supplier Award, the SC Johnson Partner in Quality Award and the bioMerieux Vitek World Class Supplier Award. "Ship-to-stock" status has been achieved with many customers, including the diagnostic division of Abbott Labs, bioMerieux Vitek, Chesebrough-Pond's and Johnson & Johnson. In addition, eleven of Precise's facilities are ISO 9000 registered, and Precise is actively pursuing ISO certification in its remaining three facilities. ISO 9000-series registration certifies compliance by a company with a set of shipping, trading and technology standards promulgated by the International Standardization Organization.

Competition

      Precise faces intense competition throughout its product lines from numerous competitors, a number of whom have greater financial resources than Precise. Competitive factors include product quality, service and the ability to supply products to customers in a timely manner. Precise faces competition from well-established independent molders operating nationally, smaller independent molders operating regionally and captive divisions of larger companies. In most instances, small regional competitors lack the production and technological capabilities to service national consumer product and healthcare companies.

      The plastic injection molding industry is highly fragmented. In all three of its target markets Precise competes with Nypro, Inc., which is headquartered in Clinton, Massachusetts, and The Tech Group, Inc. ("The Tech Group"), which is headquartered in Scottsdale, Arizona. Precise competes with Erie Plastics Corp. in both the consumer/industrial and the packaging markets. In addition, in the healthcare market, Precise competes with Tenax Corporation, a primary supplier of surgical devices, and Courtesy Corporation, one of four major suppliers to Abbott Labs. In the packaging market, Precise also competes with The West Company, Inc. and Plastek Industries Incorporated.

Raw Materials and Suppliers

      The principal raw materials utilized by Precise's molding processes are commodity and engineered thermo-plastic polymers, primarily polypropylene, polyethylene and polycarbonate. The selection of raw material is developed between the customer and Precise and specified to provide optimum processing, efficient handling, dimensional stability, end use and pricing requirements. Raw materials are purchased either from distributors or directly from polymer producers. Larger volumes are generally acquired from producers while smaller volumes are secured from large distributors that carry a wide variety of raw material types and manufacturers.

      Precise's purchasing strategy is to deal with high quality, dependable suppliers. Precise's largest resin suppliers in 1999 were Huntsman and General Polymers, two of the largest plastic resin manufacturers/distributors in North America. In an effort to improve quality and reduce costs, Precise has implemented a "preferred supplier" program which requires Precise's suppliers to adhere to strict performance criteria, including satisfaction of high quality standards, commitment to continuous improvement and participation in Precise's quality assurance and cost improvement initiatives. The "preferred supplier" program also requires supply agreements to incorporate transactional reduction initiatives and include extended and/or discounted payment terms, performance rebates and price protection provisions with respect to commodities that can be effected by changing market conditions. Precise has agreements in place with its primary suppliers pursuant to the program and will generally require that its other suppliers achieve "preferred supplier" status as a condition to future orders.

      Precise does not anticipate having any material difficulties obtaining raw materials in the foreseeable future. With respect to raw material pricing, Precise has experienced price fluctuations comparable to industry trends, which include increases in the cost of resins due to the recent increase in oil prices. Pursuant to the terms of multi-year supply agreements and purchase orders, Precise historically has had the ability to pass through a substantial portion of resin price increases, although no assurances can be given that it will continue to be able to do so. Other than typical price protection clauses within its supply agreements, Precise does not otherwise hedge its exposure to increases in raw material prices.

Regulation and Legislation

      The past and present operations of Precise, including its past and present ownership of real property, are subject to extensive and changing federal, state and local environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes or otherwise relating to the protection of the environment. Precise believes that it is in substantial compliance with applicable environmental laws and regulations. However, Precise cannot predict with any certainty that it will not in the future incur liability under environmental statutes and regulations with respect to contamination of sites formerly or currently owned or operated by Precise (including contamination caused by prior owners and operators of such sites) and the off-site disposal of hazardous substances.

      Sampling in 1995 at Tredegar Molded Products Company's ("Tredegar") South Grafton, Massachusetts, facility revealed the presence of contaminants in the soil and groundwater at the facility. The concentration of certain substances in the soil exceeded minimum reportable concentrations under Massachusetts environmental regulations; none of the substances detected in groundwater exceeded minimum reportable concentrations. In connection with the acquisition of Tredegar in 1996, the seller agreed, at its cost, to determine the extent of the onsite and off-site contamination resulting from these reportable releases and to perform the clean-up activities necessary to achieve a permanent remediation under the applicable Massachusetts regulations. In December 1996, the seller's consultant issued its final report, which concluded that a condition of "no significant risk" to safety, health, public welfare or the environment had been achieved by remediation activities at the site and stated that no further response actions were recommended for the site. Remediation of the South Grafton site in accordance with the Massachusetts program, however, will not necessarily ensure that Precise might not be subject to further state or federal cleanup orders with respect to the site or claims by adjacent landowners and/or other third parties allegedly impacted by releases at the site, and no assurance can be given that Precise will not incur or elect to assume any liabilities for such remediation as a result of subsequent negotiations, by operation of law or otherwise.

      The operations at Precise's facilities require permits and approvals from certain federal, state and local authorities. In addition, Precise's operations are heavily dependent upon its continued ability, under applicable laws, regulations, policies, permits, licenses or contractual arrangements, to operate its facilities, and otherwise to conduct its operations. Precise believes it has all permits, licenses and approvals from governmental authorities material to the operation of the facilities as currently configured. In addition, Precise has not received any notice of material non-compliance with permits, licenses or approvals necessary for the operation of its properties. However, there can be no assurance that new applications of existing laws, regulations and policies, or changes in such laws, regulations and policies will not occur in a manner that could have such an effect, or that important permits, licenses or agreements will not be canceled, non-renewed, or renewed on terms materially less favorable to Precise. Although Precise has no reason to believe that it will not be successful in implementing its operations and development plans, no assurance can be given that necessary permits and approvals will be obtained.

      The plastics industry in general, and Precise in particular, is also subject to existing and potential federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of these and other similar measures. The principal resins used in Precise's products are recyclable, and, accordingly, the legislation promulgated to date and such consumer interest group initiatives to date have not had a material adverse effect on Precise. There can be no assurance that any such future legislative or regulatory efforts or future initiatives would not have a material adverse effect on Precise.

Employees

      As of December 31, 1999, Precise employed 823 individuals, of whom 189 were salaried and 634 were hourly. Approximately 648 were in the injection molding segment, 112 in the mold making segment and 63 were corporate employees. Approximately 32 employees at Precise's Pittsburgh, Pennsylvania facility, or 3.9% of Precise's total employees, are members of a union and are covered by a collective bargaining agreement that expires in February 2002. Precise believes that its relationship with its employees is generally good.

ITEM 2. PROPERTIES

      Precise operates fourteen facilities in twelve locations throughout the eastern and midwestern United States. Management believes that these facilities are adequate for its present needs. A summary of Precise's facilities is presented in the chart below.

                                     Approximate
Location                            Square Footage   Ownership           Segment                  Markets Served
--------                            --------------   ---------           -------                  --------------

North Versailles (Pittsburgh), PA         70,000       Owned      Injection molding,     Healthcare, Packaging
   (Headquarters)                                                 Mold making
West Lafayette, IN                        35,000       Owned      Injection molding      Healthcare, Consumer/Industrial
Bridgeport, NJ                            64,000     Leased (1)   Injection molding      Packaging
Newark, DE                                80,000     Leased (2)   Injection molding      Packaging
Des Plaines, IL                           30,000        (3)       Injection molding,     Healthcare, Consumer/Industrial
                                                                  Mold making
Excelsior Springs, MO                     70,000       Owned      Injection molding      Packaging, Consumer/Industrial
South Grafton, MA                        127,000        (4)       Injection molding      Packaging, Consumer/Industrial
Holden, MA                                35,000     Leased (5)   Injection molding      Packaging
St. Petersburg, FL                        81,000       Owned      Injection molding      Packaging, Consumer/Industrial
St. Petersburg, FL                        55,000       Owned      Mold making            Healthcare, Packaging,
                                                                                           Consumer/Industrial
State College, PA                         31,000     Leased (6)   Injection molding      Healthcare, Consumer/Industrial
Streetsboro, OH                           57,000     Leased (7)   Injection molding      Consumer/Industrial


(1)  Lease expires in December 2004.
(2)  Lease expires in December 2004.
(3) This facility is partially owned and partially leased. Leased portion expires in July 2000.
(4) This facility is partially owned and partially leased. Leased portion expires in July 2003.
(5)  Lease expires in June 2001.
(6) This facility leases space for operations and a separate warehouse lease. The operations lease expires in July 2003 and the warehouse lease expires in January 2003.
(7)  Lease expires in December 2004.


ITEM 3. LEGAL PROCEEDINGS

      Precise does not believe that it or any of its facilities are presently involved in any litigation that will, individually or in the aggregate, have a material adverse effect on its financial condition or future results of operations. Precise maintains liability insurance that Precise considers adequate to insure claims related to usual and customary risks associated with the operation of its facilities.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no established trading market for any class of equity securities of Company.

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth selected historical consolidated financial data of Precise for the five-year period ended December 31, 1999. The selected historical consolidated financial data for the five-year period ended December 31, 1999 were derived from audited consolidated financial statements of Precise. The audited consolidated financial statements of Precise for each of the years in the three-year period ended December 31, 1999 are included elsewhere in this Report. The selected historical consolidated financial data for the years ended December 31, 1996, and 1995 were derived from audited consolidated financial statements of Precise that are not included herein. The following table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Precise, and the accompanying notes thereto, included elsewhere in this Report.

                                                                             Year Ended December 31,
                                                           -------------------------------------------------------------
                                                              1995      1996(1)        1997        1998         1999
                                                              ----      ----           ----        ----         ----
                                                                              (Dollars in thousands)
Statement of Income Data:
Net sales                                                    $33,542     $93,289    $100,737     $98,025      $110,130
Cost of sales                                                 25,877      76,477      87,232      77,459        85,809
                                                           ----------- ----------- ------------------------- -----------
Gross profit                                                   7,665      16,812      18,005      20,566        24,321
Selling, general and administrative                            4,454       7,262       8,980      10,737        12,379
Plant closure costs                                               --         671          69          31            --
Amortization of intangible assets                                 37       1,042       1,224       1,155         1,015
                                                           ----------- ----------- ------------------------- -----------
Operating income                                               3,174       7,837       7,732       8,643        10,927
Interest expense                                                 810       6,131       8,771      10,311        10,365
Other (income) expense                                           148         (25)        873(2)      (51)         (243)
                                                           ----------- ----------- ------------------------- -----------
Income (loss) before income taxes and extraordinary item       2,216       1,731      (1,912)     (1,617)          805
Provision for income taxes                                       941       1,265         228         427           755
                                                           ----------- ----------- ------------------------- -----------
Net income (loss) before extraordinary item                    1,275         466      (2,140)     (2,044)     $     50
Extraordinary item, net of tax                                    --          --      (4,841)(3)      --            --
                                                           ----------- ----------- ------------------------- -----------
Net income (loss)                                             $1,275      $  466    $ (6,981)   $ (2,044)     $     50
                                                           =========== =========== ========================= ===========

Cash Flow Data:
Net cash provided by operating activities                     $3,170      $9,602      $6,465      $7,659        $6,967
Net cash used in investing activities (excluding
  Acquisitions)(4)                                              (998)     (1,829)     (3,490)     (2,875)       (4,323)
Net cash provided by (used in) financing activities           (2,202)     57,313      (3,726)     (5,104)       (2,566)

                                                                                As of December 31,
                                                           -------------------------------------------------------------
                                                              1995        1996        1997         1998         1999
                                                              ----        ----        ----         ----         ----
                                                                              (Dollars in thousands)
Balance Sheet Data:
Total assets                                                 $18,863     $99,059     $99,639     $93,408      $98,174
Long-term debt, including current maturities                   7,538      64,512      92,752      90,224       91,551
Redeemable preferred stock                                        --       8,250         --           --           --
Total stockholder's equity (deficit)                           5,400       6,953     (10,361)    (12,493)     (12,344)

                                                                             Year Ended December 31,
                                                           -------------------------------------------------------------
                                                              1995      1996(1)       1997         1998         1999
                                                              ----      ----          ----         ----         ----
                                                                              (Dollars in thousands)
Other Financial Data:
Depreciation and amortization                                 $1,466      $5,353      $6,716      $7,769       $7,719
Capital expenditures(5)                                        1,582       6,376       9,760       5,570        8,282


    (1) The statement of income data, cash flow and other financial data for 1996 reflect the results of operations of Unity Mold Corporation ("Unity") and Tredegar Molded Products Company ("Tredegar") since they were acquired by Precise on January 25, 1996 and March 29, 1996, respectively.

    (2) Includes (a) a non-recurring charge of $555,000 representing financial advisory fees and out-of-pocket expenses paid to Mentmore Holdings Corporation ("Mentmore") and (b) a $300,000 charge representing legal fees paid to the law firm of Michael D. Schenker Co., LPA, whose principal is an officer of Mentmore. Both charges were related to the Refinancing Transactions (as defined below).

    (3) Precise recorded an extraordinary loss of $4,841,000, net of tax benefits, for the year ended December 31, 1997, due to the early extinguishment of indebtedness resulting from the repayment of the Retired Notes (as defined below) and the termination of the Prior Credit Agreement in connection with the Refinancing Transactions.

    (4) During 1996 net cash used in the Unity acquisition was $3,308,000 and net cash used in the Tredegar acquisition was $60,493,000.

    (5) Includes capital expenditures financed through capital leases of $536,000 in 1995, $4,201,000 in 1996, $4,810,000 in 1997, $2,576,000 in
    1998, and $3,877,000 in 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

      Precise is a leading full-service, custom injection molder of precision plastic products, focusing on three broad markets: healthcare, packaging and consumer/industrial products. Precise is capable of providing its customers with comprehensive custom manufacturing services, including extensive product design and prototype development, mold design and manufacturing, close tolerance injection molding and value-added finishing services such as packaging, assembly and decoration. Precise operates in two segments: Injection Molding and Mold Making.

      Precise's operating data for fiscal years ended December 31, 1999, 1998 and 1997 are set forth below as percentages of net sales:

                                                       Year Ended December 31,
                                                     ----------------------------
                                                      1999      1998      1997
                                                      ----      ----      ----
           Statements of Operations Data:
           Net sales                                  100.0%    100.0%    100.0%
           Cost of sales                               77.9      79.0      82.1
                                                     --------  --------  --------
           Gross profit                                22.1      21.0      17.9
           Selling, general and administrative         11.2      11.0       8.9
           Plant closure costs                          0.0       0.0       0.1
           Amortization of intangible assets            0.9       1.2       1.2
                                                     --------  --------  --------
           Operating income                            10.0       8.8       7.7
           Interest expense                             9.4      10.5       8.7
           Other expense (income)                      (0.2)     (0.1)      0.9
                                                     --------  --------  --------
           Income (loss) before income taxes and        0.8      (1.6)     (1.9)
           extraordinary item
           Provision for income taxes                   0.7       0.5       0.2
                                                     --------  --------  --------
           Net income (loss) before extraordinary       0.1      (2.1)     (2.1)
           item

           Extraordinary item, net of tax               0.0       0.0      (4.8)
                                                     --------  --------  --------
           Net income (loss)                            0.1%     (2.1)%    (6.9)%
                                                     ========  ========  ========

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

      Net sales. Precise's net sales increased to $110.1 million for the year ended December 31, 1999, an increase of $12.1 million, or 12.3%, from the year ended December 31, 1998. The increase was caused by the addition of new product lines from existing customers as well as increased market demand for customer products currently manufactured.

      Injection molding sales for the year ended December 31, 1999 increased $4.5 million, or 5.5%, to $86.5 million due to (a) the addition of new product lines from existing customers and (b) increased demand for customer products currently manufactured. These increases of approximately 6.8% and 1.8%, respectively, were partially offset by decreased sales to certain customers of approximately 3.1%, due to lower market demand for the customers' end product line and the loss of some business to suppliers with closer "ship-to" points.

      Mold making sales for the year ended December 31, 1999 increased $7.6 million, or 47.7%, to $23.6 million. The increase was due to new molding programs and increased mold sales related to the management of mold making programs performed by outside vendors.

      Gross profit. Precise's gross profit increased to $24.3 million for the year ended December 31, 1999, an increase of $3.8 million, or 18.3%, over the year ended December 31, 1998. Gross profit margin increased to 22.1% for the year ended December 31, 1999 from 21.0% in the year ended December 31, 1998.

      Injection molding's gross profit increased to $22.3 million for the year ended December 31, 1999, an increase of $3.0 million, or 15.4%, over the prior year. The increase in gross profit was primarily attributable to (a) increased sales, (b) a favorable product mix, and (c) decreased raw material costs from aggressive purchasing tactics and a favorable scrap rate.

      Mold making's gross profit increased to $2.0 million, an increase of $0.8 million over the year ended December 31, 1998. The increase in gross profit is primarily attributable to the higher sales, particularly subcontracted mold making sales.

      Selling, general and administrative. Selling, general and administrative expenses increased to $12.4 million for the year ended December 31, 1999, an increase of $1.6 million, or 15.3%, over the year ended December 31, 1998. The increase in selling, general and administrative expenses was primarily attributable to (a) increased professional fees and travel expenses due to the addition of a new injection molding facility, (b) increased salaries, wages and fringe benefits associated with merit increases and the hiring of additional personnel, (c) costs associated with the implementation of a new Enterprise Resource Planning system, and (d) additional fees for various engineering services and other corporate activities.

      Amortization. Precise's amortization of intangible assets decreased slightly to $1.0 million for the year ended December 31, 1999 from $1.2 million in the year ended December 31, 1998. This decrease resulted primarily from the expiration of three non-compete agreements during 1998.

      Operating income. Operating income increased to $10.9 million for the year ended December 31, 1999, from $8.6 million for the year ended December 31, 1998, representing an increase of 26.4%. Operating income as a percentage of net sales increased to 10.0% for the year ended December 31, 1999 from 8.8% in the year ended December 31, 1998. The increase is due primarily to the increase in gross profit margin which was partially offset by the increase in selling, general and administrative expenses.

      Interest expense. Interest expense increased to $10.4 million for the year ended December 31, 1999, an increase of $54,000, or 0.5% over the comparable period in the prior year. This increase is primarily due to the third quarter write off of $270,000 of deferred financing fees due to a reduced borrowing capacity under Precise's revolving credit agreement (see "Liquidity and Capital Resources" below).

      Other expenses/(income). Other income increased to $243,000 for the year ended December 31, 1999 from $51,000 in the year ended December 31, 1998. The increase is due to income generated from engineering services related to a new program with an existing customer.

      Provision for income tax. Precise's effective tax rates differed from the applicable statutory rates for the years ended December 31, 1999 and 1998 primarily due to nondeductible goodwill amortization, the realization of the benefit of state losses due to an internal reorganization, and the settlement of the Internal Revenue Service examination in 1999. At December 31, 1999, Precise had approximately $7.0 million and $25.0 million of federal and state net operating losses, respectively. The deferred tax benefit of these net operating losses is $3.5 million. This loss carryforward is subject to limitations as to the amount and timing of its use. Accordingly, a valuation allowance of $479,000 was provided.

      During 1999, Precise merged several subsidiaries into Precise Technology, Inc. Pursuant to this transaction, it is anticipated that the company may realize the benefit of previously-generated state net operating losses. Accordingly, a portion of the valuation reserve recorded against deferred tax assets has been reversed.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

      Net sales. Precise's net sales decreased to $98.0 million for the year ended December 31, 1998, a decrease of $2.7 million, or 2.7%, from the year ended December 31, 1997. The decrease was caused by decreased injection molding sales which were partially offset by increased mold making sales.

      Injection molding sales for the year ended December 31, 1998 decreased $5.9 million, or 6.7%, to $82.1 million due to (a) customer insourcing, (b) the loss of two customers to competitors with closer "ship-to" points, (c) lower than anticipated volume requirements of certain customers' end product lines due to product maturity and (d) two customers' being involved with business combinations that have slowed their volume requirements. These decreases were partially offset by increased volumes to certain customers due to higher demand for the customers' end product line and the addition of a significant new product line for one of Precise's largest customers.

      Mold making sales for the year ended December 31, 1998 increased $3.2 million, or 25.3%, to $15.9 million. The increase is primarily attributable to an increase in mold making projects with one of Precise's largest customers.

      Gross profit. Precise's gross profit increased to $20.6 million for the year ended December 31, 1998, an increase of $2.6 million, or 14.2%, over the year ended December 31, 1997. The increase is primarily due to increased gross profits at both the injection molding and mold making segments. Gross profit margin increased to 21.0% for the year ended December 31, 1997 from 17.9% in the year ended December 31, 1997.

      Injection molding's gross profit increased to $19.3 million for the year ended December 31, 1998, an increase of $1.0 million, or 5.2%, over the prior year. The increase in gross profit was primarily attributable to (a) increased employee utilization, (b) lower raw material costs from aggressive purchasing tactics and (c) a favorable change in product mix.

      Mold making's gross profit increased to $1.3 million, an increase of $1.6 million over the year ended December 31, 1997. The primary reason for the increase in gross profit is due to increased expenses in 1997 that related to cost overruns on certain projects.

      Selling, general and administrative. Selling, general and administrative expenses increased to $10.7 million for the year ended December 31, 1998, an increase of $1.8 million, or 19.6%, over the year ended December 31, 1997. The increase in selling, general and administrative expenses was primarily attributable to (a) increased expenses due to a pursuit of potential acquisitions, (b) increased salaries, wages and fringe benefits associated with merit increases and the hiring of additional corporate personnel, (c) costs associated with the implementation of a new Enterprise Resource Planning system and Year 2000 preparation and (d) additional fees for various management services and other corporate activities.

      Amortization. Precise's amortization of intangible assets decreased slightly to $1.15 million for the year ended December 31, 1998 from $1.22 million in the year ended December 31, 1997. This decrease resulted primarily from the expiration of three non-compete agreements during 1998.

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

      Interest expense. Interest expense increased to $10.3 million for the year ended December 31, 1998, an increase of $1.5 million, or 17.6% over the comparable period in the prior year. This increase is primarily a result of interest due on an increased level of indebtedness outstanding as a result of the change in Precise's capital structure, which included the issuance of the Notes.

      Other expenses/(income). Other expenses decreased to $(51,000) for the year ended December 31, 1998 from $874,000 in the year ended December 31, 1997. During 1997, Precise incurred (a) non-recurring charges of approximately $555,000 representing financial advisory fees and out-of-pocket expenses paid to Mentmore and (b) $300,000 of legal fees paid to the law firm of Michael D. Schenker Co. LPA, whose principal is an officer of Mentmore. Both of these charges were related to the change in Precise's capital structure.

      Provision for income tax. Precise's effective tax rates differed from the applicable statutory rates for the years ended December 31, 1998 and 1997 primarily due to nondeductible goodwill amortization. At December 31, 1998, Precise had approximately $10.0 million and $24.1 million of federal and state net operating losses, respectively. The deferred tax benefit of these net operating losses is $4.5 million. This loss carryforward is subject to limitations as to the amount and timing of its use. Accordingly, a valuation allowance of $1.1 million was provided.

Liquidity and Capital Resources

      Precise completed the $75.0 million offering of the Notes in June 1997 (the "Offering") and used the proceeds in part to repay indebtedness incurred in connection with previous acquisitions. In connection with the Offering, Precise entered into a $30 million Credit Agreement dated as of June 13, 1997, among Precise Holding Corporation, Precise Technology, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Fleet National Bank, as Agent and Issuing Bank (the " Credit Agreement"). The Credit Agreement matures in June 2002. Borrowings under the Credit Agreement may be used to fund Precise's working capital requirements, finance certain permitted acquisitions and general corporate requirements of Precise and to pay fees and expenses related to the foregoing. The Offering, the application of the net proceeds therefrom, the consummation of the Credit Agreement and the other transactions entered into in connection therewith are hereinafter collectively referred to as the "Refinancing Transactions."

      The Credit Agreement was amended effective March 31, 1999. The amendment reduced the borrowing capacity of Precise by allowing for draws of a specified percentage of certain assets, determined on a monthly basis, up to a maximum of $30 million. As a result of the amendment, $270,000 of deferred financing fees that related to the original Credit Agreement were written off and charged to interest expense. The Credit Agreement provides for revolving loans to, and the issuance of letters of credit on behalf of Precise Technology, Inc., in an aggregate amount not to exceed $30 million, of which approximately $7.8 million was outstanding on December 31, 1999. The Credit Agreement contains certain covenants customary for a financing of this nature and requires prepayments and concurrent reductions of the total commitments thereunder in the amount of certain portions of the net proceeds from certain asset sales, capital contributions or issuances of debt or equity. The borrowing capacity of Precise as of December 31, 1999, was approximately $13.9 million.

      Precise generated cash flows from operations totaling $7.0 million, $7.7 million and $6.5 million in 1999, 1998 and 1997, respectively. The decrease in cash flows from operations during the year ended December 31, 1999 compared to the year ended December 31, 1998 resulted primarily from the increase in other assets which represents deposits made on new equipment which will eventually be financed. These cash deposits, approximately $5.3 million as of December 31, 1999, will be refunded at the time the associated capital leases are executed. As of December 31, 1999, the balance of costs which have been accrued associated with the 1996 closure of the Graham, North Carolina, facility, are expected to require cash payouts of approximately $274,000 through March 2002.

      Precise's cash flows used in investing activities totaled $4.3 million, $2.9 million and $3.5 million, excluding capital lease agreements for equipment totaling $3.9 million, $2.6 million and $4.8 million in 1999, 1998 and 1997, respectively. During 1999, Precise expended $4.4 million on cash capital expenditures, primarily for machinery and equipment and plant refurbishment. The total cash capital expenditures for 1999 included $2.1 million for the start up of Precise IML and expansion of Delaware facilities related to new programs at those plants.

      Precise's cash flows used in financing activities totaled $2.6 million, $5.1 million and $3.7 million in 1999, 1998 and 1997, respectively. During 1999 and 1998, cash flows were used to repay indebtedness on capital leases and the revolving line of credit. During 1997, the Refinancing Transactions contributed to the cash used in financing activities.

      Since the consummation of the Refinancing Transactions, Precise's liquidity requirements have consisted primarily of capital expenditures, required debt service under the Notes, the Credit Agreement and various capital lease obligations and working capital needs. Precise currently estimates that its cash requirements to service current debt will total $2.9 million in 2000 and $1.4 million in 2001. Precise estimates that its capital expenditures during 2000 will total approximately $17.5 million, of which approximately $12.5 million is expected to be in the form of capital leases. Of the $17.5 million of total anticipated capital expenditures during 2000, $14.9 million is for the injection molding segment. A portion of this amount relates machinery and equipment and leasehold improvements relating to new programs awarded in 1999, which will start up in the first half of 2000. Approximately $1.8 million is for the mold making segment for machine and shop upgrades and $0.9 million is for general corporate expenditures. Precise is in a capital-intensive business and will have significant ongoing requirements for capital which management believes will be satisfied through cash flow from operations, borrowing under the Credit Agreement and capital leases. Management believes that due to the capital expenditures anticipated for 2000, Precise will be required to incur additional indebtedness under the Credit Agreement or through capital leases. However, certain equipment refurbishment programs could be delayed, if necessary. The Credit Agreement and the Indenture place significant restrictions on Precise's ability to, among other things, incur additional indebtedness, grant liens or sell assets.

      Capital leases are used extensively by Precise to finance new molding presses and certain ancillary equipment. Capital lease obligations totaled $8.7 million as of December 31, 1999, and current maturities relating to these obligations totaled $2.9 million.

      Management believes that Precise's cash flow from operations, together with borrowing availability under the Credit Agreement, which was approximately $6.0 million at December 31, 1999, will provide it with sufficient liquidity during 2000 to fund capital improvements, service indebtedness and meet working capital requirements for Precise's existing operations. However, Precise is highly leveraged and, as a result, funds available for working capital, capital expenditures, and other purposes may be limited or unavailable in the event Precise does not generate cash flow at or above expected levels, which could have a material adverse effect on Precise's business, financial condition and results of operations. In addition, borrowings under the Credit Agreement are only available if Precise is in compliance with the covenants and borrowing conditions contained in the agreement.

Impact of Year 2000

      In prior years, Precise discussed the nature and progress of its plans to become Year 2000 ("Y2K") ready. In late 1999, Precise completed its remediation and testing of systems and completed the implementation of an Enterprise Resource Planning ("ERP") system software package, which is Y2K compliant. As a result of those planning and implementation efforts, Precise has not experienced any business or systems interruptions attributable to the Y2K. Precise incurred approximately $2.8 million in total costs in its Y2K compliance efforts. The majority of those costs related to the ERP system installations and upgrades, a portion of which have been capitalized and will be depreciated over the useful life of the associated software and hardware. The remaining costs have been and will be charged directly to expense. Precise is not aware of any problems with its products, its internal systems, or the products or services of third parties. Precise will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Y2K matters that may arise are promptly addressed.

Recent Accounting Standards

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The implementation of SFAS No. 133 is not expected to have a significant impact on Precise's financial statements. The standard will be effective for Precise for the year ended December 31, 2001.

      In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. The Company's revenue recognition practices are in conformity with SAB No. 101.

Inflation and Changing Prices

      Precise's sales and costs are subject to inflation and price fluctuations. However, because a significant portion of changes in the cost of plastic resins, Precise's principal raw materials, are passed through to customers, such changes historically have not, and in the future are not expected to have, a material effect on Precise's results of operations.

Environmental Matters

      Precise's operations are subject to a range of environmental requirements in the various jurisdictions in which it operates. These environmental requirements relate to, among other things, air emissions, wastewater discharges and waste management. Precise can be expected to incur capital and operating expenses to maintain compliance with applicable environmental requirements and to meet new regulatory requirements. Based upon the underlying facts giving rise to its environmental regulatory obligations and technical reports prepared on Precise's facilities, Precise does not anticipate that any such capital and operating expenses will have a material adverse effect on Precise's results of operations. There can be no assurance, however, that unanticipated, future regulatory programs or previously unidentified environmental conditions will not impose material capital operating expenses.

      Precise has been identified as one of several hundred Potentially Responsible Parties ("PRPs") in connection with the shipment of hazardous wastes to the Envirotek II State Superfund site in Tonawanda, New York. Because of Precise's status as a PRP at the Envirotek II site, the New York State Department of Environmental Conservation ("NYSDEC") identified Precise as a PRP at the related Roblin Steel Complex, also a state cleanup site, which surrounds the Envirotek II site. Precise has records of having shipped 20 drums of waste to Envirotek II and accordingly has participated in the various proceedings at both of these sites as a de minimis party. Precise entered into an Administrative Order on Consent with the United States Environmental Protection Agency ("EPA") with respect to a removal action undertaken at Envirotek II, and paid $7,700 to settle EPA's claims for removal costs. The NYSDEC subsequently assumed the lead at both of these sites, now commonly referred to as the Envirotech II/Roblin Steel Site. In July 1997, Precise entered into a Consent Order with NYSDEC and a De Minimis Settlement Agreement with the other PRPs, whereby Precise made an $11,626 lump-sum de minimis "buyout" payment in exchange for a release from further liability for past costs by the NYSDEC and an indemnity and covenant not to sue, from the other PRPs, for future response costs at the Envirotech II/Roblin Steel site. Accordingly, management believes that Precise will have no further liability at these sites.

Forward-Looking Statements

      This annual report on Form 10-K, including Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of Precise or its management, are not guarantees of future performance and involve risks, uncertainties and other factors, some of which are beyond Precise's control, and that actual results may differ materially from those in forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to: (a) general economic conditions in the markets in which Precise operates, (b) reliance on key customers and supply contracts, (c) volatility of customer demand, (d) exposure to fluctuations in resin cost and supply as well as the potential inability to pass through the increased costs to customers, (e) customer outsourcing decisions, (f) reliance on key manufacturing facilities,
(g) the impact of significant competition from companies of varying sizes including divisions or subsidiaries of larger companies and (h) other risks detailed from time to time in Precise's Securities and Exchange Commission filings. Precise does not intend to update these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Precise is exposed to market risk from changes in interest rates. Precise's primary interest rate risk relates to its long term debt obligations. At December 31, 1999, Precise had total long term obligations, including the current portion of those obligations, of $91,551,000. Of that amount, $83,751,000 was in fixed rate obligations and $7,800,000 was in variable rate obligations. Assuming a 10% increase in interest rates on Precise's variable rate obligations (i.e., an increase from the December 31, 1999 weighted average interest rate of 8.86% to a weighted average interest rate of 9.75%), annual interest expense would be approximately $77,000 higher based on the December 31, 1999 outstanding balance of variable rate obligations. Precise has no interest rate swap or exchange agreements.

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

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers and Key Employees

The following table sets forth information with respect to the directors, executive officers and other key employees of Precise. All directors and executive officers of Precise hold office until the annual meeting of stockholders next following their election, or until their successors are elected and qualified.

NAME                                                          AGE    POSITION
----                                                          ---    --------

Richard L. Kramer.........................................    50     Chairman of the Board of Directors, Secretary
                                                                        and Director
William L. Remley.........................................    49     Vice Chairman, Treasurer and Director
John R. Weeks.............................................    54     President and Chief Executive Officer
Michael M. Farrell........................................    45     Executive Vice President
Ronald A. Seegers.........................................    52     Vice President, Mold Manufacturing
Clarence E. Stevens, Jr...................................    51     Vice President and Chief Operating Officer
Gregory R. Conley.........................................    39     Vice President and Chief Financial Officer
Raymond J. Veno...........................................    49     Vice President, Continuous Improvement
Gerald F. Duggan..........................................    56     Vice President, Marketing and Sales
Michael D. Schenker.......................................    46     Director
Elaine E. Healy...........................................    37     Director


      Richard L. Kramer became the Chairman of the Board and a director of Precise in April 1990 and Secretary of Precise in August 1991. Mr. Kramer is also Chairman and a director of Mentmore Holdings Corporation, CPT Holdings, Inc., a manufacturer of specialty structural steel profiles, Stellex Technologies, Inc., a manufacturer of highly engineered subsystems and components for the aerospace, defense and space industries, and Republic Properties Corporation. Mr. Kramer is a director of J&L Structural, Inc., Precise Holding Corporation and Sunderland Industrial Holdings Corporation.

      William L. Remley became the Vice Chairman of the Board and a director of Precise in April 1990 and Treasurer of Precise in August 1991. Mr. Remley is also President, Chief Executive Officer and a director of Mentmore Holdings Corporation, Vice-Chairman, Chief Executive Officer and a director Stellex Technologies, Inc. and President and a director of CPT Holdings, Inc. Mr. Remley is a director of J&L Structural, Inc., Republic Properties Corporation, Precise Holding Corporation and Sunderland Industrial Holdings Corporation.

      John R. Weeks became President and Chief Executive Officer of Precise in August 1990. Prior to joining Precise Technology, Inc., from 1986 to 1990 Mr. Weeks was employed as a Vice President of Corporate Development for The Tech Group, a custom molder for the medical, electronic, packaging and consumer product markets. Previously, from 1977 to 1986 Mr. Weeks was Vice President of Sales with Nypro Inc. Mr. Weeks began his career with Arco Polymers in 1968.

      Michael M. Farrell became Executive Vice President, Mergers and Acquisitions of Precise in 1998. Mr. Farrell previously held the position of Vice President, Sales & Marketing from 1991 to 1998. Prior to joining Precise Technology, Inc., from 1987 to 1991 Mr. Farrell was employed as the Director of
Sales for Medical Products for The Tech Group.   Mr. Farrell began his career at
Nypro Inc. in 1984.

      Ronald A. Seegers became Vice President, Mold Manufacturing in 1998. Previously he held the position of Vice President, Engineering of Precise since 1993. Prior to joining Precise Technology, Inc., from 1984 to 1993, Mr. Seegers
was employed as Director of New Business with The Tech Group.   Prior to joining
The Tech Group, Mr. Seegers worked for 16 years at Major Tools in Chicago.

      Clarence E. Stevens, Jr. became Chief Operating Officer and Vice President, Manufacturing of Precise in 1998. Previously he held the position of Vice President, Manufacturing of Precise Technology, Inc. since 1994. Prior thereto, he served as Director of Continuous Improvement of Precise Technology, Inc. since 1991. Prior to joining Precise

Technology, Inc., from 1988 to 1991, Mr. Stevens was employed as Manager of Process Improvement for The Tech Group. Prior to joining The Tech Group, Mr. Stevens worked at Carlisle Syntec, a synthetic roofing company, as a plant manager for 10 years.

      Gregory R. Conley became Vice President and Chief Financial Officer of Precise in February 1998. Prior to joining Precise Technology, Inc., from June 1990 to February 1998, Mr. Conley was employed with The Barrington Consulting Group where most recently he served as a Vice President. Mr. Conley began his career with Ernst & Young, LLP in 1983. Mr. Conley is a certified public accountant.

      Raymond J. Veno became Precise's Vice President, Continuous Improvement in 1998. Prior to that Mr. Veno was Director of Continuous Improvement and Product Development since September 1996. Prior to joining Precise Technology, Inc., from June 1986 to February 1995, Mr. Veno was employed as Manager of Plastics Technology and Development Group for Digital Equipment Corporation. Prior to joining Digital Equipment Corporation, Mr. Veno was employed at Nypro, Inc. as Business Manager for seven years.

      Gerald F. Duggan became Vice President, Sales & Marketing in July 1998. Prior to joining Precise Technology, Inc., from 1991 to July 1998, Mr. Duggan was employed as Director of Market Development for Nypro, Inc. Prior to joining Nypro, Inc., Mr. Duggan held various molding and general management positions at W.R. Grace, ICI Chemicals, and General Electric Plastics.

      Michael D. Schenker became a director of Precise in May 1999. Mr. Schenker is Managing Director and General Counsel of Mentmore Holdings Corporation.

      Elaine E. Healy became a director of Precise Holding Corporation and of Precise Technology, Inc., in 1997. Ms. Healy has been a Vice President of Pecks Management Partners Ltd., an investment management firm, since May 1993. Prior to joining Pecks Management Partners Ltd., Ms. Healy was a General Partner of Quantum Partners, Ltd., a venture capital partnership with which she was associated for eight years. During that time Ms. Healy also served as Vice President of The Revere Fund, Inc., a public closed-end investment company. Ms. Healy is also a director of Dolan Media Company, Inc.



      Pursuant to the Warrant Purchase Agreement (as defined), the Pecks Funds (as defined) are entitled to designate one member of Precise's board of directors. Ms. Healy currently serves on Precise's board of directors as a designee of the Pecks Funds.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

      The following table sets forth the compensation paid by Precise to (a) its Chairman of the Board and Chief Executive Officer and (b) each of the four other most highly compensated individuals who served as executive officers of Precise during fiscal 1999 and received annual compensation in excess of $100,000 (collectively, the "Named Executives"), for services rendered in all capacities to Precise during the periods indicated.

                                              Summary Compensation Table

                                                 Annual Compensation              Long-Term Compensation
                                          ----------------------------------- --------------------------------
                                                                                     Awards          Payouts
                                                                              --------------------- ----------
                                                                    Other                Securities
                                                                    Annual    Restricted Underlying             All Other
                                                                    Compen-   Stock      Options/     LTIP       Compen-
                                            Salary        Bonus     sation    Award(s)     SARs      Payouts     sation
Name and Principal Position       Year        ($)          ($)      ($)(a)      ($)        (#)        ($)          ($)
-------------------------------- -------- ------------ ------------ --------- ---------- ---------- ---------- ------------

John R. Weeks                     1999      $285,000    $111,240         --        --          --        --     $20,797 (b)
   President and Chief            1998       290,000      25,000         --        --          --        --      16,292 (c)
   Executive Officer              1997       250,000      72,499         --        --          --        --      16,812 (d)

Michael M. Farrell                1999       163,751      42,900         --        --          --        --      12,939 (e)
   Executive Vice President,      1998       150,000      25,800         --        --          --        --      11,260 (f)
   Mergers and Acquisitions       1997       147,000      32,430         --        --          --        --      10,425 (g)

Ronald A. Seegers                 1999       137,196      37,180         --        --          --        --       8,194 (h)
   Vice President, Mold           1998       130,000      22,360         --        --          --        --      10,301 (I)
   Manufacturing                  1997       128,256      28,905         --        --          --        --       9,702 (j)

Clarence E. Stevens, Jr.          1999       135,000      38,610         --        --          --        --      12,455 (k)
   Chief Operating Officer and    1998       129,375      22,020         --        --          --        --      10,178 (l)
   Vice President,                1997       113,505      25,614         --        --          --        --       8,587 (m)
   Manufacturing

Gregory R. Conley                 1999       144,578      26,920         --        --          --        --      11,850 (n)
   Chief Financial Officer and    1998       121,760      12,420         --        --          --        --       2,999 (o)
   Vice President


-------------------

(a)Below amounts which would require disclosure under Commission rules and regulations.

(b)Included in such amount is $9,769 representing an employer matching and discretionary contribution under the 401(k) Plan (as defined), $1,642 in net premiums for a life insurance policy on behalf of Mr. Weeks and $9,386 representing a profit sharing bonus.

(c)Included in such amount is $10,000 representing an employer matching and discretionary contribution under the 401(k) Plan (as defined), $1,485 in net premiums for a life insurance policy on behalf of Mr. Weeks and $4,807 representing a profit sharing bonus.

(d)Included in such amount is $11,458 representing an employer matching and discretionary contribution under the 401(k) Plan (as defined), $1,328 in net premiums for a life insurance policy on behalf of Mr. Weeks and $4,026 representing a profit sharing bonus.

(e)Included in such amount is $7,547 representing an employer matching and discretionary contribution under the 401(k) Plan and $5,392 representing a profit sharing bonus.

(f)Included in such amount is $8,375 representing an employer matching and discretionary contribution under the 401(k) Plan and $2,885 representing a profit sharing bonus.

(g)Included in such amount is $8,159 representing an employer matching and discretionary contribution under the 401(k) Plan and $2,266 representing a profit sharing bonus.

(h)Included in such amount is $8,194 representing an employer matching and discretionary contribution under the 401(k) Plan and $4,528 representing a profit sharing bonus.

(i)Included in such amount is $7,801 representing an employer matching and discretionary contribution under the 401(k) Plan and $2,500 representing a profit sharing bonus.

(j)Included in such amount is $7,696 representing an employer matching and discretionary contribution under the 401(k) Plan and $2,006 representing a profit sharing bonus.

(k)Included in such amount is $8,010 representing an employer matching and discretionary contribution under the 401(k) Plan and $4,446 representing a profit sharing bonus.

(l)Included in such amount is $7,672 representing an employer matching and discretionary contribution under the 401(k) Plan and $2,506 representing a profit sharing bonus.

(m)Included in such amount is $6,810 representing an employer matching and discretionary contribution under the 401(k) Plan and $1,777 representing a profit sharing bonus.

(n)Included in such amount is $7,096 representing an employer matching and discretionary contribution under the 401(k) Plan and $4,754 representing a profit sharing bonus.

(o)Included in such amount is $2,025 representing an employer matching and discretionary contribution under the 401(k) Plan and $974 representing a profit sharing bonus.

Compensation Committee Interlocks and Insider Participation

    Precise's compensation policies are determined and executive officer compensation decisions are made by the Board of Directors. No member of the Board of Directors received director fees in 1999.

401(k) Pension Plan

      Precise Technology, Inc. sponsors a defined contribution savings plan (the "401(k) Plan") whereby eligible employees of Precise may (under current administrative rules) elect to defer a portion of their compensation each year and may also make after-tax contributions to the 401(k) Plan. Employee and Company contributions are paid by Precise to the trustee under the 401(k) Plan. Precise has a policy of (a) making an annual discretionary contribution on behalf of each eligible employee in an amount equal to 3.5% of such employee's total annual compensation, regardless of such employee's actual contribution to the 401(k) Plan, and (b) making matching contributions equal to 50% of the first 5% of compensation deferred by employees. Precise's contributions are subject to vesting and forfeiture. Precise's contributions to the accounts of the Named Executive Officers during 1999 are included in the Summary Compensation Table.

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

      Under Nonqualified Stock Option Agreements (the "1997 Option Agreements") entered into in April 1997 pursuant to the 1997 Stock Option Plan, John R. Weeks, President and Chief Executive Officer of Precise Technology, Inc., and Michael M. Farrell, Vice President, Marketing & Sales of Precise Technology, Inc., received options to purchase 1,200 and 400 shares of Sunderland Common Stock, respectively (the "First Options"), and additional options to purchase 225 and 75 shares of Sunderland Common Stock, respectively (the "Second Options," and together with the First Options, the "Weeks/Farrell Options"). The Weeks/Farrell Options were exercisable at a price of $1,500 per share of Sunderland Common Stock. The First Options were to become exercisable over a three-year period following the grant date. The Second Options were to become exercisable in 25% increments upon the 90th day following each successful annual determination by the Sunderland Board that Sunderland's EBITDA (as defined in the 1997

Option Agreements) for the years ended December 31, 1997 through 2000 exceeded certain annual targets. In addition, the Weeks/Farrell Options were to have been exercisable during the one year period following the optionee's retirement at or above age 65, or upon his or her death or disability, and all of the First Options and the then exercisable portions of the Second Options were to have been exercisable during the ten business day period following notice of a Change of Control (as defined in the 1997 Option Agreements). Once exercisable, the Weeks/Farrell Options were to have been exercisable at any time, in whole or in part, prior to the earlier of (a) the termination of the optionee's employment with Sunderland or any of its subsidiaries or (b) January 31, 2005. It was intended that the Weeks/Farrell Options should not constitute "incentive stock options," as that term is used in Section 422 of the Internal Revenue Code of 1986, as amended.

      Under a Nonqualified Stock Option Agreement (the "Conley Option Agreement" and together with the 1996 Option Agreements, the "Option Agreements") entered into as of April 1998, pursuant to the 1997 stock Option Plan, Gregory R. Conley, Vice President and Chief Financial Officer of Precise, received options to purchase 200 share of Sunderland Common Stock (the "Conley Options," and together with the Weeks/Farrell Options, the "Options"). The Conley Options were exercisable at a price of $1,500 per share of Sunderland Common Stock. The Conley Options were to become exercisable over a five-year period following the grant date. In addition, the Conley Options were to have been exercisable during the one-year period following the optionee's retirement or above age 65, or upon his death or disability, and all of the Conley Options were to have been exercisable during the ten business day period following a Change in Control (as defined in the Conley Option Agreement). Once exercisable, the Conley Options were to have been exercisable at any time, in whole or in part, prior to the earlier of (a) the termination of the optionee's employment with Sunderland or any of its subsidiaries or (b) January 31, 2005. It was intended that the Conley Options should not constitute "incentive stock options," as that term is used in
Section 422 of the Internal Revenue Code of 1986, as amended.

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

      By Assignment and Assumption Agreements dated as of December 14, 1998, Sunderland assigned, and SIHC II LLC, a Delaware limited liability company ("SIHC II"), assumed, Sunderland's rights and obligations under the 1997 Stock Option Plan. Pursuant to such agreements, Mr. Weeks, Mr. Farrell, and Mr. Conley agreed to substitute the Options for the right to acquire an identical percentage of the membership interests in SIHC II.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Precise Technology, Inc. is a wholly owned subsidiary of Precise Holding Corporation ("Parent"). The following table sets forth information concerning the beneficial ownership of the common stock of Parent ("Parent Common Stock") as of March 15, 2000 by (a) each person known to Precise to own beneficially more than 5% of the outstanding Parent Common Stock, (b) by each Named Executive Officer and (c) all directors and executive officers of Precise as a group. All shares are owned with sole voting and investment power, unless otherwise indicated.

                                                                                           Parent Common Stock
                                                                                           Beneficially Owned
                                                                                        --------------------------
Beneficial Owner                                                                             Shares          %
----------------                                                                        ----------------- --------
SIHC I LLC (1)                                                                              8,035.00         97.0
SIHC II LLC (2)                                                                             8,035.00         97.0
John Hancock Mutual Life Insurance Company                                                    570.00(3)       6.4
Rice Partners II, L.P.                                                                        570.00(3)       6.4
Delaware State Employees' Retirement Fund (4)                                                 552.67(5)       6.4
Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc. (4)                    110.33(6)       1.4
Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc. (4)              162.00(7)       2.0
Pecks Management Partners, Ltd. (4)                                                           825.00(8)       9.3
Michael D. Schenker (9)                                                                            --          --
William L. Remley (10)                                                                             --          --
John R. Weeks                                                                                      --          --
Michael M. Farrell                                                                                 --          --
Ronald A. Seegers                                                                                  --          --
Clarence E. Stevens, Jr.                                                                           --          --
Gregory R. Conley                                                                                  --          --
Gerald F. Duggan                                                                                   --          --
Elaine E. Healy (11)                                                                               --          --
Total Executive Officers and Directors as a Group                                                  --          --


 (1) According to information supplied to Precise by SIHC I LLC ("SIHC I"), SIHC I is a Delaware limited liability company whose managing member is Sunderland, which owns a 1% membership interest in SIHC I. The other members of SIHC I are the Abington Settlement ("Abington"), which owns an 89.1% non-managing membership interest in SIHC I, and Blackhill Settlement ("Blackhill"), which owns a 9.9% non-managing membership interest in SIHC I. The principal beneficiaries of Abington and Blackhill (i.e., trusts) are certain relatives of Richard L. Kramer and William L. Remley. According to information supplied to Precise by Sunderland, Biscayne Trust, The Sunderland I Trust and The Remley 1990 Trust own beneficially 72%, 18% and 10%, respectively, of the outstanding shares of common stock of Sunderland. The beneficiaries of these trusts are certain relatives of Richard L. Kramer and William L. Remley. The trustees of Biscayne Trust and The Sunderland I Trust are Lewis H. Ferguson III and Gary R. Siegel. All powers with respect to investment or voting of securities owned by Biscayne Trust and The Sunderland I Trust are exercisable by Messrs. Ferguson and Siegel jointly. The trustee of The Remley 1990 Trust is F. Richard Remley, who exercises all voting and investment power with respect to securities held by such trust. The business address of Sunderland, Biscayne Trust, The Sunderland I Trust, The Remley 1990 Trust, Lewis H. Ferguson III, Gary R. Siegel and F. Richard Remley is c/o Mentmore Holdings Corporation, 680 Fifth Avenue, 8th Floor, New York, New York 10019-5429. Richard L. Kramer, Chairman of the Board of Directors of Precise, and William L. Remley, Vice Chairman of the Board of Directors of Precise, are directors and executive officers of Parent and Sunderland. F. Richard Remley, the trustee of The Remley 1990 Trust, is the brother of William L. Remley. Mentmore provides management services to Precise. Messrs. Kramer and William L. Remley are the sole executive officers and directors of Mentmore. SIHC I owns a 100% membership interest in SIHC II LLC. See footnote (2) below.

                                              (footnotes continued on next page)

 (footnotes continued from previous page)

 (2) According to information supplied to Precise by SIHC II LLC ("SIHC II"), SIHC II is a Delaware limited liability company whose non-member manager is Sunderland. SIHC I owns a 100% membership interest in SIHC II. See footnote (1) above.

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

 (9) Mr. Schenker is a director of Parent. See footnote (1) above.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Tredegar Financing Transactions

      In connection with the Tredegar Acquisition:

       1. Precise and Parent entered into a Securities Purchase Agreement dated March 29, 1996 (as amended, the "Securities Purchase Agreement") with Delaware State Employees' Retirement Fund, Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc. and Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc. (each advised by Pecks Management Partners Ltd. and collectively referred to herein as the "Pecks Funds") pursuant to which the Pecks Funds purchased (a) 575 shares of Precise's Cumulative Exchangeable Preferred Stock having an aggregate liquidation preference equal to $5,750,000 (the "Exchangeable Preferred Stock") for an aggregate consideration of $5,750,000 and (b) 250 shares of Parent Common Stock for an aggregate consideration of $750,000;

      2. Precise entered into a Note Purchase Agreement dated March 29, 1996 (the "Note Purchase Agreement") with John Hancock Mutual Life Insurance Company ("John Hancock") and Rice Partners II, L.P. ("Rice") pursuant to which John Hancock and Rice purchased $20.0 million aggregate principal amount of Precise's 12.25% Senior

Subordinated Notes due 2006 (the "Retired Notes");

      3. Parent entered into a Warrant Purchase Agreement dated March 29, 1996 (as amended, the "Warrant Purchase Agreement") with Rice, John Hancock and the Pecks Funds pursuant to which, in connection with their purchase of the Retired Notes, Rice and John Hancock each acquired warrants ("Warrants") to purchase 570 shares of Parent Common Stock and, in connection with its purchase of the Exchangeable Preferred Stock, the Pecks Funds acquired Warrants to purchase 575 shares of Parent Common Stock; and

      4. Parent entered into a Shareholder Agreement dated March 29, 1996 (as amended, the "Shareholder Agreement") with Sunderland, Hamilton Holdings Ltd. Corporation ("Hamilton Holdings"), the Pecks Funds, Rice and John Hancock.

       In addition, Precise Technology, Inc. and Parent entered into the Prior Credit Agreement, under which Precise Technology, Inc. incurred approximately $44.0 million of indebtedness to finance the Tredegar Acquisition, and Precise Technology, Inc. issued 250 shares of its Series B Cumulative Redeemable Preferred Stock (the "Seller Preferred Stock" and, together with the Exchangeable Preferred Stock, the "Redeemable Preferred Stock"), having a liquidation preference of $10,000 per share, to the former owners of Tredegar. In connection with the consummation of the Refinancing Transactions, Precise entered into certain consents and amendments to the Securities Purchase Agreement, the Warrant Purchase Agreement and the Shareholder Agreement to, among other things, approve the terms of the Refinancing Transactions and to modify certain covenants contained therein.

      The Warrants are exercisable, in whole or in part, at a per share price of $0.01 at any time prior to March 29, 2006. The Warrant Purchase Agreement contains customary anti-dilution protection, restrictions on the transfer of Warrants and shares of Parent Common Stock issuable thereunder ("Warrant Shares") and provisions requiring that Warrants and Warrant Shares be offered to Parent prior to any sale to a third party. In addition, the Warrant Purchase Agreement contains certain covenants pertaining to Parent and its subsidiaries which, among other things, give the holders of Warrants the right to consent to certain corporate actions, including certain sales of assets, acquisitions, issuances of capital stock, amendments to corporate organizational documents, affiliate transactions and investments. The Warrant Purchase Agreement also provides Hancock and Rice with Parent Board of Director observation rights and the Pecks Funds, for so long as the Pecks Funds own 15% or more of the sum of all Warrant Shares and Parent Common Stock owned by the Pecks Funds on March 29, 1996, with the right to designate one member of the Board of Directors of each of Parent and Precise Technology, Inc.

      Precise Technology, Inc. used a portion of the net proceeds from the Offering to (1) redeem the Exchangeable Preferred Stock and the Seller Preferred Stock and (2) repay the indebtedness outstanding under the Prior Credit Agreement and the Retired Notes. In addition, Precise Technology, Inc. used a portion of the net proceeds from the Offering to repurchase 124 shares of Common Stock of Precise Technology, Inc. from Parent for $3,315,000, the proceeds of which were used to redeem shares of Parent Preferred Stock held by Hamilton Holdings. Richard L. Kramer and William L. Remley are executive officers and directors of Hamilton Holdings, and the holders of record of the capital stock of Hamilton Holdings are trusts established for the benefit of certain relatives of Messrs. Kramer and Remley.

Shareholder Agreement

      In connection with the Tredegar acquisition, Parent, Sunderland, Parent's other shareholders (collectively, the "Shareholders") and the holders of the Warrants (collectively, the "Warrantholders") entered into the Shareholder Agreement. Pursuant to the Shareholder Agreement, the Warrantholders have the right to require Parent to purchase (a "Put Option") their Warrant Shares and certain other shares of capital stock of Parent held by the Shareholders (collectively, the "Put Shares"), in whole or in part, at any time after March 29, 2001. In addition, the Warrantholders are entitled to sell their Put Shares to Parent at any time prior to the occurrence of an Initial Public Offering (as defined in the Shareholder Agreement) in the event of (a) a change in control (as defined in the Shareholder Agreement) of Parent, (b) a merger, consolidation, share exchange or similar transaction involving Parent, (c) a sale in one or more related transactions of all or a majority of the assets, business or revenue or income generating operations of Parent or (d) any substantial change in the type of business conducted by Parent. The Shareholder Agreement also provides Parent with an option to purchase (the "Call Option") all outstanding Warrants and Warrant Shares at any time on or after April 1, 2002 and prior to an Initial Public Offering. The price to be paid to the Warrantholders upon the exercise of the Put Option or the Call Option is to be determined in accordance with a formula and procedures set forth in the Shareholder Agreement. In the event Parent is unable to pay the purchase price for the Put Shares in cash after exercise of the Put Option, it may be required to execute and deliver a promissory note or notes to the Warrantholders in satisfaction of all or part of its purchase price obligation. Such promissory notes would mature on April 1, 2006 and bear interest at rates ranging from 14% to 18% during the term of the notes. The Shareholder Agreement further provides, under certain circumstances, John Hancock, Rice and the Pecks Funds with certain co-sale rights upon the sale or other transfer of capital stock of Parent by the Shareholders. In addition, subject to certain conditions, if prior to an Initial Public Offering holders of at least 66 2/3% of the issued and outstanding shares of Parent Common Stock and Common Stock Equivalents (as defined in the Shareholder Agreement) elect to sell their shares to a bona fide third party (other than in connection with a registered offering under the Securities Act), then all holders shall be obligated to sell any shares of Parent Common Stock and Common Stock Equivalents then owned by such holders in such sale.

      Pursuant to the Shareholder Agreement, John Hancock, Rice and the Pecks Funds also have certain demand registration rights, which become effective after the date Parent has consummated an Initial Public Offering, and incidental registration rights. These rights are subject to customary cut-back provisions.

Management Agreement with Mentmore

      Mentmore provides management services to Precise Technology, Inc. and its subsidiaries pursuant to the Management Agreement dated March 15, 1996, as amended (the "Management Agreement"), between Precise Technology, Inc. and Mentmore. Pursuant to the Management Agreement, Mentmore provides Precise with general management, advisory and consulting services with respect to Precise Technology, Inc.'s business and with respect to such other matters as Precise Technology, Inc. may reasonably request from time to time, including, without limitation, strategic planning, financial planning, business acquisition and general business development services. Under the terms of the Management Agreement, Precise provides customary indemnification, reimburses certain costs and pays Mentmore an annual management fee of $300,000 (subject to adjustment), which is payable monthly. In addition, pursuant to the Management Agreement, Mentmore is entitled to customary investment banking fees for services rendered in connection with Precise's financing transactions and acquisitions. The Management Agreement had an original term of ten years and is automatically extended for one additional year on each April 1 during the term of the agreement unless either party shall have previously notified the other in writing of its desire not to further extend the term. In addition, Mentmore may terminate the Management Agreement at any time upon 90 days prior written notice to Precise Technology, Inc., and Precise Technology, Inc. may terminate the Management Agreement "for cause" (as defined in the Management Agreement). The sole executive officers and directors of Mentmore are Richard L. Kramer and William L. Remley.

      Precise has paid Mentmore fees of $300,000, $300,000, and $675,000 in 1999, 1998, and 1997, respectively, for management and other advisory services and has reimbursed Mentmore for certain expenses incurred in connection with the rendering of such services.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a) List of documents filed as part of this Report:

1. The financial statements listed on page 34 are filed as part of this Report

2. Financial Statement Schedules:

    Schedule II - Valuation and Qualifying Accounts

3. List of Exhibits:

   Exhibit
   Number     Description
   --------   -----------

    *3.1      --    Amended and Restated Certificate of Incorporation of Precise Technology, Inc.
    *3.2      --    Bylaws of Precise Technology, Inc.
    *3.3      --    Certificate of Incorporation of Precise Technology of Delaware, Inc.
    *3.4      --    Bylaws of Precise Technology of Delaware, Inc.
    *3.5      --    Certificate of Incorporation of Precise Technology of Illinois, Inc.
    *3.6      --    Bylaws of Precise Technology of Illinois, Inc.
    *3.7      --    Articles of Incorporation of Precise TMP, Inc.
    *3.8      --    Amended and Restated Bylaws of Precise TMP, Inc.
    *3.9      --    Certificate of Incorporation of Precise Polestar, Inc.
    *3.10     --    Bylaws of Precise Polestar, Inc.
    *3.11     --    Articles of Incorporation of Massie Tool, Mold & Die, Inc.
    *3.12     --    Bylaws of Massie Tool, Mold & Die, Inc.
    **3.13    --    Certificate of Incorporation of Precise Intellectual Property Holdings Company, Inc.
    **3.14    --    By Laws of Precise Intellectual Property Holdings Company, Inc.
    *4.1      --    Indenture dated as of March 18, 1997 by and among Precise Technology, Inc., as Issuer, Precise
                    Technology of Delaware, Inc., Precise Technology of Illinois, Inc., Precise TMP, Inc., Precise
                    Polestar, Inc. and Massie Tool, Mold & Die, Inc., as Subsidiary Guarantors, and Marine Midland
                    Bank, as trustee (including the form of 11 1/8% Senior Subordinated Note due 2007 and the form of
                    Subsidiary Guarantee).
    *4.4      --    Supplemental Indenture No. 1 to Indenture, dated as of October 10, 1997, by and among
                    PreciseTechnology, Inc., Precise TMP, Inc., Massie Tool, Mold & Die, Inc., Precise Polestar, Inc.,
                    Precise Technology of Delaware, Inc., Precise Technology of Illinois, Inc. and Marine Midland
                    Bank, as trustee.
   *10.1      --    Credit Agreement dated as of June 13, 1997, among Precise Holding Corporation, Precise Technology,
                    Inc., the subsidiary guarantors party thereto, the lenders party thereto and Fleet National Bank, as Agent and Issuing Bank.
   *10.2      --    First Amendment and Consent to Credit Agreement as of March 17, 1998, among Precise Holding
                    Corporation, Precise Technology, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Fleet National Bank, as agent and Issuing Bank.
   **10.3     --    Amended and Restated Second Amendment and Consent to Credit Agreement as of March 31, 1999,
                    among Precise Holding Corporation, Precise Technology, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Fleet National Bank, as agent and Issuing Bank.
   **10.4     --    Consent and Third Amendment to Credit Agreement as of September 30, 1999, among Precise Holding
                    Corporation, Precise Technology, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Fleet National Bank, as agent and Issuing Bank.
   *10.5      --    Consent Agreement dated as of June 9, 1997 among Precise Technology, Inc., Precise Holding
                    Corporation, Sunderland Industrial Holdings Corporation, Hamilton Holdings Ltd. Corporation, John
                    Hancock Mutual Life Insurance Company, Rice Partners II, L.P., Delaware State Employees'
                    Retirement Fund, Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc., and
                    Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc.
   *10.6      --    Securities Purchase Agreement dated March 29, 1996, among Precise Holding Corporation, Precise

                    Technology, Inc., Delaware State Employees' Retirement Fund, Declaration of Trust for Defined
                    Benefit Plans of Zeneca Holdings Inc., and Declaration of Trust for Defined Benefit Plans of ICI
                    American Holdings Inc.
   *10.7      --    Note Purchase Agreement dated as of March 29, 1996, among Precise Technology, Inc., John Hancock
                    Mutual Life Insurance Company and Rice Partners II, L.P.
   *10.8      --    Warrant Purchase Agreement dated as of March 29, 1996, among Precise Holding Corporation, Rice
                    Partners II, L.P., John Hancock Mutual Life Insurance Company, Delaware State Employees' Retirement
                    Fund, Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc., and Declaration of
                    Trust for Defined Benefit Plans of ICI American Holdings Inc.
   *10.9      --    First Amendment to Warrant Purchase Agreement dated as of June 13, 1997, among Precise Holding
                    Corporation, Rice Partners II, L.P., John Hancock Mutual Life Insurance Company, Delaware State
                    Employees' Retirement Fund, Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc.,
                    and Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc.
   *10.10     --    Shareholder Agreement dated as of March 29, 1996 among Precise Holding Corporation, Sunderland
                    Industrial Holdings Corporation, Hamilton Holdings Ltd. Corporation, Delaware State Employees'
                    Retirement Fund, Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc.,
                    Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc., John Hancock Mutual
                    Life Insurance Company and Rice Partners II, L.P.
   *10.11     --    First Amendment to Shareholder Agreement dated as of June 13, 1997 among Precise Holding
                    Corporation, Sunderland Industrial Holding Corporation, Hamilton Holdings Ltd. Corporation,
                    Delaware State Employees' Retirement Fund, Declaration of Trust for Defined Benefit Plans of
                    Zeneca Holdings Inc., Declaration of Trust for Defined Benefit Plans of ICI American Holdings
                    Inc., Rice Partners II, L.P. and John Hancock Mutual Life Insurance Company.
   *10.12     --    Tax Allocation and Indemnity Agreement dated as of June 11, 1997 by and among Sunderland
                    Industrial Holdings Corporation, Precise Holding Corporation, and Precise Technology, Inc. and its
                    direct and indirect subsidiaries.
   *10.13     --    Amended and Restated Management Agreement, dated as of June 13, 1997 between Precise Technology,
                    Inc. and Mentmore Holdings Corporation.
   *10.14     --    Sunderland Industrial Holdings Corporation 1997 Key Employee Nonqualified Stock Option Plan dated as of April 24, 1997.
   *10.15     --    Nonqualified Stock Option Agreement dated as of April 24, 1997 between Sunderland Industrial
                    Holdings Corporation and John R. Weeks.
   *10.16     --    Nonqualified Stock Option Agreement dated as of April 24, 1997 between Sunderland Industrial
                    Holdings Corporation and Michael M. Farrell.
   +10.17     --    Memorandum of Agreement dated August 8, 1995 between The Procter & Gamble Manufacturing Company and Tredegar Molded Products Company.
   **10.18    --    License and Royalty Agreement between Precise Intellectual Property Holdings Company, Inc., and
                    Precise Technology, Inc.
    10.19     --    Nonqualified Stock Option Agreement dated as of April 1, 1998, between Sunderland Industrial
                    Holdings Corporation and Gregory R. Conley.
    21.1      --    Subsidiaries of the Registrants.
    27.1      --    Financial Data Schedule.

* Filed with Registration No. 333-32041 and incorporated herein by reference.

**Filed with Quarterly Report on Form 10-Q for the quarter ended September 30,
  1999, and incorporated herein by reference.

+ Confidential treatment requested for a portion of this exhibit previously filed with Registration No. 333-32041 and incorporated herein by reference.

                           PRECISE TECHNOLOGY, INC. AND SUBSIDIARIES
                          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  Page Number
                                           PART I                                                or Reference
                                                                                               ------------------

Report of Independent Accountant.............................................................        34

Consolidated Balance Sheets..................................................................        35

Consolidated Statements of Income............................................................        36

Consolidated Statements of Stockholder's Equity (Deficit) and Comprehensive Income...........        37

Consolidated Statements of Cash Flows........................................................        38

Notes to the Consolidated Financial Statements...............................................        39

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Precise Technology, Inc.

We have audited the accompanying consolidated balance sheets of Precise Technology, Inc. (a wholly owned subsidiary of Precise Holding Corporation) as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholder's equity and comprehensive income and cash flows for each of three years in the period ended December 31, 1999. Our audit also includes the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of Precise's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precise Technology, Inc. as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
March 24, 2000


                                                 PRECISE TECHNOLOGY, INC.
                                (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION)
                                                CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31,
                                                                                          -------------------------------
                                                                                              1999              1998
                                                                                              ----              ----
                                                                                                  (In thousands)
                                         ASSETS
Current assets:

   Cash and cash equivalents                                                              $     318         $     240
   Accounts receivable, net                                                                  15,133            14,931
   Inventories                                                                                6,352             6,510
   Deposits on capital leases                                                                 5,276                --
   Prepaid expenses and other                                                                   289               453
   Deferred income taxes                                                                        683               806
                                                                                          -------------     -------------
    Total current assets                                                                     28,051            22,940
Property, plant and equipment, net                                                           44,950            43,537
Intangible and other assets, net                                                             25,173            26,931
                                                                                          -------------     -------------
   Total assets                                                                             $98,174          $ 93,408
                                                                                          =============     =============

                     LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current liabilities:
   Current maturities of long-term debt                                                    $  5,722         $  10,193
   Accounts payable                                                                          11,789             6,607
   Accrued liabilities                                                                        4,639             4,109
   Tooling deposits                                                                           1,292             3,963
                                                                                          -------------     -------------
   Total current liabilities                                                                 23,442            24,872
Long-term debt, less current maturities                                                      85,829            80,031
Deferred income taxes                                                                         1,247               998
Commitments and contingencies                                                                    --                --

Stockholder's (deficit) equity:
   Common stock, no par value; 1,000 shares authorized, and 1 share issued
   and outstanding at December 31, 1999 and 1998, respectively.                                   1                 1
Additional paid-in-capital                                                                    3,555             3,555
Accumulated other comprehensive loss                                                           (193)             (292)
Retained deficit                                                                            (15,707)          (15,757)
                                                                                          -------------     -------------
Total stockholder's deficit                                                                 (12,344)          (12,493)
                                                                                          -------------     -------------
Total liabilities and stockholder's deficit                                                $ 98,174         $  93,408
                                                                                          =============     =============







                             See accompanying notes


                                                 PRECISE TECHNOLOGY, INC.
                                (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION)
                                             CONSOLIDATED STATEMENTS OF INCOME

                                                                                     Year Ended December 31,
                                                                         ------------------------------------------------
                                                                             1999             1998              1997
                                                                             ----             ----              ----
                                                                                         (In thousands)

Net sales                                                                  $110,130         $98,025           $100,737
Cost of sales                                                                85,809          77,459             82,732
                                                                         -------------    -------------     -------------
Gross profit                                                                 24,321          20,566             18,005
Selling, general, and administrative                                         12,379          10,737              8,980
Plant closure costs                                                              --              31                 69
Amortization of intangible assets                                             1,015           1,155              1,224
                                                                         -------------    -------------     -------------
Operating income                                                             10,927           8,643              7,732
Other expense (income):
    Interest expense                                                         10,365          10,311              8,771
    Other                                                                      (243)            (51)               873
                                                                         -------------    -------------     -------------
Income (loss) before income taxes and extraordinary item                        805          (1,617)            (1,912)
Provision for income taxes                                                      755             427                228
                                                                         -------------    -------------     -------------
Net income (loss) before extraordinary item                                      50          (2,044)            (2,140)
Extraordinary item, net of tax                                                   --              --             (4,841)
                                                                         -------------    -------------     -------------
Net income (loss)                                                          $     50         $(2,044)           $(6,981)
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

                                                                          Other
                                                         Additional      Compre-       Retained       Total
                                       Common Stock       Paid-in        hensive       (Deficit)   Stockholders
                                    Shares     Amount     Capital     (Loss)/Income    Earnings       Equity
                                    ------     ------     -------     -------------    --------       ------

Balance at December 31, 1996            125     $ 3,316    $ 3,555         $--        $       82    $  6,953
   Redemption of stock                 (124)     (3,315)        --          --               --       (3,315)
   Dividends                             --          --         --          --           (6,814)      (6,814)
   Minimum pension liability, net
   of tax of $136,000                    --          --         --        (204)              --         (204)
   Net loss                              --          --         --          --           (6,981)      (6,981)
                                                                                                   -------------
   Comprehensive loss                                                                                 (7,185)
                                   ---------- ---------- ----------- ---------------- ------------ -------------
Balance at December 31, 1997              1           1      3,555        (204)         (13,713)     (10,361)
   Minimum pension liability, net
   of tax of $58,000                     --          --         --         (88)              --          (88)
   Net loss                              --          --         --          --           (2,044)      (2,044)
                                                                                                   -------------
   Comprehensive loss                                                                                 (2,132)
                                    ---------- ---------- ----------- ---------------- ------------ -------------
Balance at December 31, 1998              1           1      3,555        (292)         (15,757)     (12,493)
   Minimum pension liability, net
   of tax of $65,000                     --          --         --          99               --           99
   Net income                            --          --         --          --               50           50
                                                                                                   -------------
   Comprehensive loss                                                                                    149
                                   ---------- ---------- ----------- ---------------- ------------ -------------
Balance at December 31, 1999              1     $     1    $ 3,555      $ (193)        $(15,707)   $ (12,344)
                                   ========== ========== =========== ================ ============ =============






                                                     See accompanying notes


                                                 PRECISE TECHNOLOGY, INC.
                                (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year Ended December 31,
                                                                         ------------------------------------------------
                                                                             1999             1998              1997
                                                                             ----             ----              ----
                                                                                         (In thousands)
OPERATING ACTIVITIES
Net income (loss)                                                           $   50          $(2,044)          $(6,981)
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Extraordinary item, net of tax                                             --               --             4,841
     Depreciation and amortization                                           7,719            7,769             6,716
     Amortization of original issue discount and
     financing fees                                                            688              558               702
     Loss on sale of equipment                                                 136              132               461
     Deferred income taxes                                                     372             (192)             (120)
     Changes in assets and liabilities:
       Accounts receivable                                                    (202)          (1,986)              475
       Inventories                                                             158             (654)            4,001
       Prepaid expenses and other                                           (4,995)            (218)              126
       Accounts payable                                                      5,182              801            (1,091)
       Tooling deposits                                                     (2,672)           2,411              (512)
       Accrued liabilities                                                     531            1,082            (2,153)
                                                                         -------------    -------------     -------------
Net cash provided by operating activities                                    6,967            7,659             6,465

INVESTING ACTIVITIES
Capital expenditures                                                        (4,405)          (2,994)           (4,950)
Proceeds from sale of fixed assets                                              82              119             1,460
                                                                         -------------    -------------     -------------
Net cash used in investing activities                                       (4,323)          (2,875)           (3,490)

FINANCING ACTIVITIES
Borrowings on revolving line of credit                                      35,900           19,200            23,600
Payments on revolving line of credit                                       (35,100)         (20,700)          (15,400)
Proceeds from bond issuance                                                     --               --            75,000
Repayment of long-term debt                                                 (3,366)          (3,604)          (61,573)
Prepayment of debt premiums                                                     --               --            (2,399)
Payment of financing costs                                                      --               --            (4,575)
Redemption of common stock                                                      --               --            (3,315)
Redemption of preferred stock                                                   --               --            (8,250)
Dividends paid on common and preferred stock                                    --               --            (6,814)
                                                                         -------------    -------------     -------------
Net cash (used in) financing activities                                     (2,566)          (5,104)           (3,726)
                                                                         -------------    -------------     -------------
Net increase (decrease) in cash                                                 78             (320)             (751)
Cash at beginning of period                                                    240              560             1,311
                                                                         -------------    -------------     -------------
Cash at end of period                                                      $   318          $   240         $     560
                                                                         =============    =============     =============

Supplemental disclosures of cash flow information
   Cash paid during the period for:
     Interest (including $0, $0, and $170,620 capitalized
       in 1999, 1998 and 1997, respectively)                                 $9,497           $9,812          $  7,969
                                                                         =============    =============     =============

     Income taxes                                                           $   526         $     90         $     774
                                                                         =============    =============     =============

Supplemental  schedule of noncash  investing  and  financing activities
   Capital lease agreements for equipment                                    $3,877           $2,576          $  4,810
                                                                         =============    =============     =============





                                                  See accompanying notes

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Accounting Policies

Organization and Activities

      The accompanying consolidated financial statements include the accounts of Precise Technology, Inc. ("Precise") and its wholly owned subsidiary. Significant intercompany transactions have been eliminated.

      In 1999, Precise caused each of its wholly-owned subsidiaries; Precise Technology of Delaware, Inc., Precise Technology of Illinois, Inc., Precise TMP, Inc., Precise Polestar, Inc., and Massie Tool, Mold & Die, Inc., to engage in a series of mergers with Precise as the ultimate sole surviving corporation of the mergers. Precise Polestar, Inc., and Massie Tool, Mold & Die, Inc., were merged into Precise TMP, Inc., on June 30, 1999. Precise Technology of Delaware, Inc., and Precise Technology of Illinois, were merged into Precise Technology, Inc. on June 30, 1999, and Precise TMP, Inc. was merged into Precise Technology, Inc. on July 1, 1999. Upon consummation of the mergers, each of the subsidiaries' separate corporate existence ceased.

      In July 1999, Precise formed Precise Intellectual Property Holdings Company, Inc., a Delaware holding company. In connection with the formation, intangible assets were transferred to the holding company on October 1, 1999. Precise Intellectual Property Holdings Company, Inc., is a wholly-owned subsidiary of Precise.

      Precise is a wholly owned subsidiary of Precise Holding Corporation ("Precise Holding") which is a wholly-owned subsidiary of SIHC II LLC ("SIHC II"). In December 1998, Sunderland Industrial Holdings Corporation ("Sunderland") contributed 100% of its shares in Precise Holding to SIHC I LLC ("SIHC I"), which in turn contributed such shares to SIHC II in exchange for a 100% membership interest in SIHC II. Sunderland owns a 1% membership interest and is the managing member of SIHC I.

Cash and Cash Equivalents

      Precise considers all highly liquid investments with a maturity of 90 days or less at the time of original purchase to be cash equivalents.

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

Intangible Assets

      Goodwill--Goodwill represents the excess of amounts paid and liabilities assumed over the fair value of identifiable tangible and intangible assets acquired. This amount is amortized using the straight-line method over a period of 25 years. Precise evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluation considers projected future operating results, trends and other circumstances.

      When factors indicate that goodwill could be impaired, Precise uses an estimate of the related business's undiscounted future cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable. If such an analysis indicates that impairment has occurred, Precise adjusts the book value of the goodwill to fair value.

      Deferred Financing Cost--Deferred financing costs relate to the costs of obtaining financing. These costs are being amortized over the period related to the debt outstanding.

      Noncompete Agreements--Noncompete agreements relate to contracts executed in conjunction with the acquisitions. Such agreements were amortized over the life of the contracts.

Income Taxes

      Precise is a member of a controlled group of companies. As such, annual elections are made to share credits and exemptions as allowed under federal income tax laws. Deferred taxes are provided for the tax consequences of temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


2. Accounts Receivable

      Accounts receivable are presented net of allowance for doubtful accounts of approximately $142,000 and $166,000 as of December 31, 1999 and 1998, respectively. Management continually evaluates its accounts receivable and adjusts its allowance for doubtful accounts for changes in potential credit risk. Precise does not require collateral for its trade accounts receivable.

3. Inventories

      The major components of inventories were as follows:

                                                              December 31,
                                                        --------------------------
                                                           1999          1998
                                                           ----          ----
                                                             (In thousands)
       Finished products                                   $1,998        $1,309
       Raw materials                                        1,815         2,085
       Tooling and dies                                     2,539         3,116
                                                        ------------  ------------
       Total inventories                                   $6,352        $6,510
                                                        ============  ============


4. Property, Plant and Equipment

                                                               December 31,
                                                        ---------------------------
                                                           1999           1998
                                                           ----           ----
                                                              (In thousands)
       Land                                                $2,194       $  2,194
       Buildings and leasehold improvements                15,951         11,453
       Machinery and equipment                             51,904         48,433
                                                        ------------   ------------
                                                           70,049         62,080
       Accumulated depreciation and amortization          (25,099)       (18,543)
                                                        ------------   ------------
       Net property, plant and equipment                  $44,950        $43,537
                                                        ============   ============

      Depreciation and amortization expense on property, plant and equipment was approximately $6,704,000 $6,614,000, and $5,513,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

5. Intangible and Other Assets

      Intangible and other assets consisted of the following:

                                                              December 31,
                                                        --------------------------
                                                           1999          1998
                                                           ----          ----
                                                             (In thousands)
       Goodwill                                           $25,313       $25,313
       Deferred financing costs                             4,202         4,575
       Intangible pension asset and other                     684           739
                                                        ------------  ------------
       Total                                               30,199        30,627
       Accumulated amortization                            (5,026)       (3,696)
                                                        ------------  ------------
       Intangible and other assets, net                   $25,173       $26,931
                                                        ============  ============

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


6. Long-Term Debt

                                                              December 31,
                                                        --------------------------
                                                           1999          1998
                                                           ----          ----
                                                             (In thousands)

       11 1/8% Senior Subordinated Notes (a)              $75,000       $75,000
       Credit Agreement (b)                                 7,800         7,000
       Other notes (c)                                         66           214
       Capitalized lease obligations (Note 10)              8,685         8,010
                                                        ------------  ------------
                                                          $91,551        90,224
       Less:
       Current maturities on long-term debt                (5,722)      (10,193)
                                                        ------------  ------------
       Total                                              $85,829       $80,031
                                                        ============  ============


  (a) 11 1/8% Senior Subordinated Notes 2007 ("Notes")

      On June 13, 1997, Precise issued $75,000,000 of Notes. The Notes accrue interest at the rate of 11-1/8% per annum and are payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 1997.

      The Notes are subordinate in right of payment to all existing and future senior indebtedness of Precise and are guaranteed on a senior subordinated basis by Precise's subsidiary.

      The Notes are redeemable at the option of Precise on or after June 15, 2002 at prices decreasing from 105.563% of the principal amount thereof to par on June 15, 2005 and thereafter. Precise is required to redeem the outstanding notes based upon certain events as described in the Note Indenture.

      The Note Indenture requires Precise and its subsidiary to comply with certain restrictive covenants, including a restriction on dividends and limitations on the incurrence of indebtedness and the issuance of preferred stock.

  (b) Credit Agreement

      On June 13, 1997, Precise entered into a $30 million Credit Agreement with a financial institution, which expires in 2002. Borrowings under the Credit Agreement may be used to fund Precise's working capital requirements, finance certain permitted acquisitions and general corporate requirements of Precise and pay fees and expenses related to the foregoing. The Credit Agreement was amended effective March 31, 1999. The amendment reduced the borrowing capacity of Precise by allowing for advances in an amount up to 85 percent of the outstanding eligible accounts receivable plus 50 percent of the aggregate value of eligible inventory, determined on a monthly basis, up to a maximum of $30 million. As a result of the amendment, $270,000 of deferred financing fees that related to the original Credit Agreement were written off and charged to interest expense. The borrowing capacity of Precise as of December 31, 1999, was approximately $13.9 million.

      Up to $2.0 million of the total Credit Agreement commitment is available for the issuance of standby letters of credit, which borrowings reduce amounts available under the Credit Agreement. Precise is required to pay a .50% fee on the average daily unused portion of the Credit Agreement. Precise is also subject to mandatory prepayment terms as described in the Credit Agreement.

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6. Long-Term Debt - (continued)

      Borrowings under the Credit Agreement accrue interest, at the option of Precise, at either LIBOR (varying from 6.14% to 6.47% at December 31, 1999) plus 2.5% or the financial institution's prime rate (8.5% at December 31, 1999) plus 1.5%.

      The Credit Agreement is guaranteed on a senior basis by Precise's parent and holding company subsidiary and is collateralized by substantially all of the assets of Precise and its subsidiary. The Credit Agreement contains certain covenants which require Precise to maintain leverage ratios, fixed charge and interest coverage ratios and minimum net worth. The Credit Agreement further limits capital expenditures, declaration of dividends and other restricted payments and additional indebtedness and the sale or transfer of Precise's assets or capital stock.

  (c) Other Notes

      Precise has various other notes of approximately $66,000 at December 31, 1999. The notes are payable in monthly installments ranging from $350 to $5,200 through July 2003. The notes accrue interest at rates varying from 6.03% to 8.15%.

      Five-year maturities of long-term debt are as follows (dollars in thousands):

                                                          Debt Obligations
                                                          ----------------

         2000                                               $  5,722
         2001                                                  2,087
         2002                                                  6,849
         2003                                                  1,192
         2004                                                    701
         Thereafter                                           75,000
                                                          ---------------
                                                            $ 91,551
                                                          ===============


7. Fair Values of Financial Instruments

      Precise, in estimating its fair value disclosures for financial instruments, used the following methods and assumptions:

   Cash and cash equivalents--The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

   Long-term debt--The carrying amounts of Precise's borrowings under its revolving credit agreements approximate their fair value. The fair values of Precise's Notes are determined using quoted market prices.

      The carrying amounts and fair values of Precise's financial instruments at December 31, 1999 and 1998 are as follows:

                                                  December 31,
                               ---------------------------------------------------
                                        1999                       1998
                               ------------------------   ------------------------
                                Carrying       Fair        Carrying       Fair
                                 Amount        Value        Amount       Value
                               -----------   ----------   -----------  -----------
                                                 (In thousands)

Cash and cash equivalents      $     318     $     318    $     240    $     240
Long-term debt                 $  91,551     $  84,239    $  90,224    $  87,599

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


8. Employee Benefit Plans

      Precise sponsors a noncontributory defined benefit pension plan. The following sets forth the funded status of Precise's defined benefit plan and amounts recognized in the accompanying balance sheet as of December 31:

                                                         1999       1998
                                                       -------    -------
                                                          (In thousands)
      Change in benefit obligation
      Benefit obligation at beginning of year          $(1,545)   $(1,324)
      Service cost                                         (36)       (33)
      Interest cost                                       (106)       (97)
      Actuarial gains                                      105       (146)
      Benefits paid                                         64         55
                                                       -------    -------
      Benefit obligation at end of year                 (1,518)    (1,545)

      Change in plan assets
      Fair value of plan assets at beginning of year     1,308      1,216
      Actual return on plan assets                          88         81
      Company contributions                                 72         66
      Benefits paid                                        (64)       (55)
                                                       -------    -------
      Fair value of plan assets at end of year           1,404      1,308
                                                       -------    -------

      Funded status of the plan (underfunded)             (114)      (237)
      Unrecognized net loss                                322        486
      Unrecognized prior service cost                      124         82
      Minimum pension liability adjustment                (446)      (568)
                                                       -------    -------
      Accrued benefit cost                             $  (114)   $  (237)
                                                      ====================

      Precise has recognized the following amounts in its balance sheets at December 31:

                                                         1999       1998
                                                       -------    -------
                                                          (In thousands)
       Prepaid benefit cost                              $ 333       $331
       Accrued benefit liability                          (446)      (568)
       Intangible asset                                    124         82
       Accumulated other comprehensive loss,
       net of tax of $129 in 1999 and $194
       in 1998.                                            193        292


      The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.75% and 7.0%, at December 31, 1999 and 1998, respectively. The expected long-term rate of return on plan assets was 8.0% for both 1999 and 1998.

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


8. Employee Benefit Plans--(continued)

      Precise's pension expense for its defined benefit pension plan consists of the following components for the years ended December 31, 1999, 1998 and 1997:

                                                             December 31
                                                      -----------------------
                                                       1999     1998    1997
                                                       ----     ----    ----
                                                           (In thousands)
      Service cost for benefits                       $  36    $  33    $  32
        earned during the year
      Interest cost on projected benefit obligation     106       97       88
      Expected return on plan assets                   (105)     (97)     (96)
      Amortization of prior service cost                 33       23       15
                                                      -----    -----    -----
      Benefit cost                                    $  70    $  56    $  39
                                                      =====    =====    =====

      Precise also sponsors a defined contribution 401(k) plan ("Corporate Plan") which covers substantially all non-union employees at the other Company facilities. Under the terms of the 401(k) plan, Precise matches 50% of employees' contributions up to 5% of employees' salaries, and provides a discretionary contribution of 3.5% of eligible employees' salaries to the plan, for a combined total of up to 6% of eligible employees' earnings. Contributions made by Precise to the defined contribution 401(k) plan were approximately $1,024,000, $1,035,000, and $343,000, for the years ended December 31, 1999,
1998, and 1997, respectively.

      Prior to January 1, 1998, Precise sponsored a defined contribution 401(k) plan which covered substantially all non-union employees at the Tredegar and Unity facilities. Under the terms of the 401(k), Precise matched 25% of employees' contributions up to 6% of employees' salaries. Contributions made by Precise to the defined contribution 401(k) plan for the year ended December 31, 1997, were approximately $146,000. Effective January 1, 1998, the plan was terminated and merged into the Corporate Plan.

9. Income Taxes

      Income tax expense consisted of the following for the years ended December 31:

                                             1999        1998        1997
                                             ----        ----        ----
                                                    (In thousands)
            Current:
              Federal                       $  34        $ --       $  --
              State                           409         619         349
                                           ---------   ---------   ---------
                                              443         619         349
            Deferred:
              Federal                       1,224        (364)       (398)
              State                          (912)        172         277
                                           ---------   ---------   ---------
                                              312        (192)       (121)
                                           ---------   ---------   ---------
                                             $755       $ 427      $  228
                                           =========   =========   =========

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9. Income Taxes--(continued)

      A reconciliation of U.S. income tax computed at the statutory rate and actual expense is as follows for the years ending December 31:

                                                                          1999       1998         1997
                                                                          ----       ----         ----
                                                                                (In thousands)
            Amount computed at statutory                                  $ 274       $(550)      $(650)
            rate
            State and local taxes less applicable federal income tax        339         522         413
            Goodwill and other amortization                                 411         396         386
            Reversal of Valuation Reserve                                  (670)         --          --
            Carryback  of NOL Benefits                                      384          --          --
            Other                                                            17          59          79
                                                                          -----       -----       -----
                                                                          $ 755       $ 427       $ 228
                                                                          =====       =====       =====


      The components of net deferred tax assets and liabilities at December 31 are as follows:

                                                         1999        1998
                                                         ----        ----
                                                          (In thousands)
            Deferred tax assets:
              Receivables                              $   55     $    63
              Inventory                                   121          33
              Accrued expenses                            854         952
              Related party financing costs               219         218
              Plant closing costs                         105         131
              Federal net operating losses              2,394       3,373
              State net operating losses                1,149       1,154
              Pension                                     113         173
              AMT credit carryforward                     160         119
              Other                                        56          68
                                                       ---------   ---------
            Deferred tax assets                         5,226       6,284
            Valuation reserve                            (484)     (1,154)
                                                       ---------   ---------
            Total deferred tax assets                   4,742       5,130
            Deferred tax liabilities:
              Inventory                                    --          --
              Property, plant and equipment             5,292       5,322
              Other                                        14          --
                                                       ---------   ---------
            Total deferred tax liabilities              5,306       5,322
                                                       ---------   ---------
            Net deferred tax liabilities               $  564     $   192
                                                       =========   =========


      Precise had net operating losses for federal income tax purposes at December 31, 1999 of approximately $7.0 million. Precise's net operating losses expire in the years ending 2012 and 2017. Precise also has a significant state net operating loss totaling approximately $25.0 million at December 31, 1999.

      During 1999, Precise merged several subsidiaries into Precise Technology, Inc. Pursuant to this transaction, it is anticipated that the company may realize the benefit of previously-generated state net operating losses. Accordingly, a portion of the valuation reserve recorded against deferred tax assets has been reversed.

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

      Precise must generate approximately $2 million of taxable income during the carryforward period in order to fully utilize the majority of the state tax losses before expiration. The federal net operating loss benefit may be fully utilized should Precise realize approximately $500,000 of taxable income during the carryforward period. Precise has generated $805,000 of pretax earnings in 1999. Permanently nondeductible goodwill amortization serves to increase currently taxable income to $1,700,000, all of which is offset with net operating loss carryforwards.

      Also, during 1999, Precise settled an examination of its 1996 and 1997 tax returns with the Internal Revenue Service. Settlement of these years resulted in the use of approximately $1,500,000 of net operating loss carrybacks. The tax effect of the loss utilization was $384,000.

10. Commitments and Contingencies

  (a) Lease Commitments

      Precise leases certain production and office equipment and vehicles. These leases are subject to renewal options for varying periods. Future minimum payments under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following as of December 31, 1999:

                                                                          Capital     Operating
                                                                           Leases      Leases
                                                                           ------      ------
                                                                             (In thousands)
            2000                                                           $3,594      $1,982
            2001                                                            2,516       1,522
            2002                                                            2,086       1,371
            2003                                                            1,298       1,165
            2004                                                              730         908
            Thereafter                                                         --          52
                                                                          ---------   ---------
             Total minimum lease payments                                 $10,224      $7,000
                                                                                      =========
            Less amounts representing interest                              1,539
                                                                          ---------
            Present value of net minimum lease                            $ 8,685
            payments
            Less current maturities of capital lease obligations            2,925
                                                                          ---------
            Capital lease obligations                                     $ 5,760
                                                                          =========

      Operating lease expense under such arrangements was approximately $1,511,000, $1,859,000, and $1,606,000, for the years ended December 31, 1999,
1998 and 1997, respectively.

      Precise subleases certain property under an agreement which expires on March 31, 2002. Rental income under such agreement was approximately $209,000 in both of the years ended December 31, 1999 and 1998. Future minimum rental receipts under the non-cancelable sublease arrangement are approximately $251,000, $265,000 and $66,000 in 2000, 2001 and 2002, respectively.

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10.   Commitments and Contingencies - (continued)

      Equipment leased under capital leases is as follows:

                                            1999          1998
                                            ----          ----
                                              (In thousands)
            Machinery and equipment       $14,774       $15,466
            Leasehold improvements            225           225
                                         ------------  ------------
                                          $14,999        15,691
            Accumulated amortization       (3,072)       (3,144)
                                         ------------  ------------
                                          $11,927       $12,547
                                         ============  ============


      Amortization expense related to capitalized leases was approximately $1,234,000, $1,518,000, and $1,073,000, for the years ended December 31, 1999,
1998, and 1997, respectively.

      Precise has three lease lines of credit in the amount of approximately $3,443,000, $2,300,000 and $5,800,000, which expire on May 31, 2000, July 1,
2000 and August 20, 2000, respectively. These lease lines of credit are available to support Precise's capital expenditures for certain machinery and equipment. As of December 31, 1999, Precise had approximately $2,400,000, $1,300,000 and $4,700,000 of borrowings outstanding under the lease lines.

  (b) Litigation

      Precise is involved from time to time in lawsuits that arise in the normal course of business. Precise actively and vigorously defends all lawsuits. Management believes that there are no lawsuits pending that will have a material affect on Precise's financial position.

11. Related Party Transaction

      The sole executive officers and directors of Mentmore Holdings Corporation ("Mentmore") are Richard L. Kramer and William L. Remley who are also directors of Precise. Mentmore provides management services to Precise and its subsidiaries pursuant to the Management Agreement dated March 15, 1996, as amended (the "Management Agreement"). Pursuant to the Management Agreement, Mentmore provides Precise with general management, advisory and consulting services with respect to Precise's business and with respect to such to such other matters as Precise may reasonably request from time to time, including, without limitation, strategic planning, financial planning, business acquisition and general business development services. Precise paid Mentmore fees of $300,000 for each of the years ended December 31, 1999 and 1998 and $675,000 for the year ended December 31, 1997, for management and other advisory services and reimbursed Mentmore for certain expenses incurred in connection with the rendering of such services.

      Precise paid the law firm of Michael D. Schenker, Co. L.P.A. whose principal is a director of Precise and an officer of Mentmore, a total of approximately $300,000 in legal fees for the year ended December 31, 1997. No fees were paid to the law firm of Michael D. Schenker, Co. L.P.A. during the years ended December 31, 1999 and 1998.

      In April of 1997, two of Precise's executive officers were granted options to purchase an aggregate of 1,900 shares of Sunderland common stock and effective April 1998, an additional executive officer of Precise was granted options to purchase 200 shares of Sunderland common stock at an exercise price of $1,500 per share, pursuant to nonqualified stock option agreements (the "Option Agreements"). The exercise price was derived from a formula based upon the fair market value of Sunderland's common stock at the dates of the grants. The majority of the options (1,600 of the 1,900 granted in 1997) are exercisable over a three-year period following the grant date. The remainder of the options granted in 1997 are exercisable in 25% increments based upon the attainment of a certain annual operating target as defined in the Option Agreements, for Sunderland's year ended December 31, 1997 through 2000. The 200 options

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

11. Related Party Transaction -- (Continued)

granted in 1998 are exercisable over a five-year period following the grant date. On October 8, 1998, the Option Agreements were amended to further clarify and modify certain provisions of the Option Agreements.

      By Assignment and Assumption Agreement dated as of December 14, 1998, Sunderland assigned, and SIHC II LLC, a Delaware limited liability company ("SIHC II"), assumed, Sunderland's rights and obligations under the Option Agreements. Pursuant to such agreement, the three executive officers agreed to substitute the options for the right to acquire an identical percentage of the membership interests in SIHC II.

12. Segment Information

      Precise has two reportable segments: injection molding and mold making. Precise's injection molding segment produces highly engineered, close tolerance, precision plastic products. Precise's mold making segment has extensive tool and die manufacturing capabilities.

      Precise evaluates performance and allocates resources based on gross margin. As a result, Precise does not allocate certain general and administrative expenses to its operating segments including depreciation, amortization and interest expense. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

      Information by industry segment is set forth below:

                                                      Year Ended December 31, 1999
                                           --------------------------------------------------
                                                                      Unallocated
                                           Injection       Mold        Corporate      Total
                                            Molding       Making         Items     Consolidated
                                            -------       ------         -----     ------------
                                                              (in thousands)
Revenues from external                     $ 86,562      $ 23,568      $   --        $110,130
customers
Segment gross profit                         22,279         2,042          --          24,321
Depreciation and amortization expense         5,295         1,092         1,332         7,719
Interest expense                               --            --          10,365        10,365
Segment assets                               55,101        13,006        30,067        98,174
Net capital expenditures                      6,701         1,225           356         8,282


                                                       Year Ended December 31, 1998
                                           --------------------------------------------------
                                                                      Unallocated
                                           Injection       Mold        Corporate      Total
                                            Molding       Making         Items     Consolidated
                                            -------       ------         -----     ------------
                                                              (in thousands)
Revenues from external                     $ 82,064      $ 15,961      $   --        $ 98,025
customers
Segment gross profit                         19,302         1,264          --          20,566
Depreciation and amortization expense         5,245         1,017         1,507         7,769
Interest expense                               --            --          10,311        10,311
Segment assets                               48,711        13,565        31,132        93,408
Net capital expenditures                      4,167           806           597         5,570

                            PRECISE TECHNOLOGY, INC.
           (A WHOLLY OWNED SUBSIDIARY OF PRECISE HOLDING CORPORATION) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

12. Segment Information--(continued)

                                                        Year Ended December 31, 1997
                                            --------------------------------------------------
                                                                      Unallocated
                                           Injection       Mold        Corporate      Total
                                            Molding       Making         Items     Consolidated
                                            -------       ------         -----     ------------
                                                              (in thousands)
Revenues from external                     $ 88,003      $ 12,734      $   --        $100,737
customers
Segment gross profit                         18,350          (345)         --          18,005
Depreciation and amortization expense         4,341           948         1,427         6,716
Interest expense                               --            --           8,771         8,771
Segment assets                               50,413        10,587        32,639        93,639
Net capital expenditures                      6,869         1,159         1,732         9,760

      Precise's marketing focus is to service a diverse base of original equipment manufacturers in the health care, packaging and consumer/industrial markets. Precise has twelve facilities located throughout the Eastern and Midwestern United States.

      For the year ended December 31, 1999, sales to two customers of Precise's injection molding segment accounting for 10 percent or more of net sales were $20,911,000 and $17,672,000. For the year ended December 31, 1998, sales to two customers of Precise's injection molding segment, accounting for 10 percent or more of net sales, were $20,326,000 and $15,549,000. For the year ended December 31, 1997, sales to one customer of Precise's injection molding segment, accounting for 10 percent or more of net sales, were $21,337,000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of North Versailles, Commonwealth of Pennsylvania, as of March 30, 2000.

                                   PRECISE TECHNOLOGY, INC.

                                   By:     /s/ JOHN R. WEEKS
                                           -----------------

                                           John R. Weeks
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and as of the dates indicated.

                       SIGNATURE                                             TITLE                            DATE
                       ---------                                             -----                            ----

                 /s/ RICHARD L. KRAMER                    Chairman of the Board of Directors,          March 30, 2000
                 ---------------------                    Secretary and Director
                   Richard L. Kramer

                 /s/ WILLIAM L. REMLEY                    Vice Chairman, Treasurer and Director        March 30, 2000
                 ---------------------
                   William L. Remley

                   /s/ JOHN R. WEEKS                      President and Chief Executive Officer        March 30, 2000
                   -----------------
                     John R. Weeks

                 /s/ GREGORY R. CONLEY                    Vice President and Chief Financial Officer   March 30, 2000
                 ---------------------                    (principal financial and accounting officer)
                   Gregory R. Conley


                                                  PRECISE TECHNOLOGY INC.
                                       SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


                                                                      Additions
                                                              ---------------------------

                                                                               Charged to
                                               Balance at      Charged           Other                          Balance
                                               Beginning      to Costs and      Accounts-     Deductions-       at End of
                                               of Period       Expenses         Describe       Describe          Period
                                              ------------    -----------    ------------    ------------      -----------

YEAR ENDED DECEMBER 31, 1999:
Deducted from asset accounts:
   Allowance for doubtful accounts              $ 166,000     $        --       $      --       ($24,000)  (1)    $142,000
                                              ============    ===========    ============    ============      ===========


YEAR ENDED DECEMBER 31, 1998:
Deducted from asset accounts:
   Allowance for doubtful accounts               $ 85,000     $    81,000       $      --      $     --           $166,000
                                              ============    ===========    ============    ============      ===========


YEAR ENDED DECEMBER 31, 1997:
Deducted from asset accounts:
   Allowance for doubtful accounts               $ 60,000     $   25,000        $      --      $     --           $ 85,000
                                              ============    ===========    ============    ============      ===========


-------------
(1) Adjustment of allowance as a result of uncollectible accounts written off.


                                                    LIST OF EXHIBITS

  Exhibit
   Number             Description
  --------            -----------

    *3.1      --    Amended and Restated Certificate of Incorporation of Precise Technology, Inc.
    *3.2      --    Bylaws of Precise Technology, Inc.
    *3.3      --    Certificate of Incorporation of Precise Technology of Delaware, Inc.
    *3.4      --    Bylaws of Precise Technology of Delaware, Inc.
    *3.5      --    Certificate of Incorporation of Precise Technology of Illinois, Inc.
    *3.6      --    Bylaws of Precise Technology of Illinois, Inc.
    *3.7      --    Articles of Incorporation of Precise TMP, Inc.
    *3.8      --    Amended and Restated Bylaws of Precise TMP, Inc.
    *3.9      --    Certificate of Incorporation of Precise Polestar, Inc.
    *3.10     --    Bylaws of Precise Polestar, Inc.
    *3.11     --    Articles of Incorporation of Massie Tool, Mold & Die, Inc.
    *3.12     --    Bylaws of Massie Tool, Mold & Die, Inc.
    **3.13    --    Certificate of Incorporation of Precise Intellectual Property Holdings Company, Inc.
    **3.14    --    By Laws of Precise Intellectual Property Holdings Company, Inc.
    *4.1      --    Indenture dated as of March 18, 1997 by and among Precise Technology, Inc., as Issuer, Precise
                    Technology of Delaware, Inc., Precise Technology of Illinois, Inc., Precise TMP, Inc., Precise
                    Polestar, Inc. and Massie Tool, Mold & Die, Inc., as Subsidiary Guarantors, and Marine Midland
                    Bank, as trustee (including the form of 11 1/8% Senior Subordinated Note due 2007 and the form of
                    Subsidiary Guarantee).
    *4.4      --    Supplemental Indenture No. 1 to Indenture, dated as of October 10, 1997, by and among
                    Precise Technology, Inc., Precise TMP, Inc., Massie Tool, Mold & Die, Inc., Precise Polestar, Inc.,
                    Precise Technology of Delaware, Inc., Precise Technology of Illinois, Inc. and Marine Midland
                    Bank, as trustee.
   *10.1      --    Credit Agreement dated as of June 13, 1997, among Precise Holding Corporation, Precise Technology,
                    Inc., the subsidiary guarantors party thereto, the lenders party thereto and Fleet National Bank, as Agent and Issuing Bank.
   *10.2      --    First Amendment and Consent to Credit Agreement as of March 17, 1998, among Precise Holding
                    Corporation, Precise Technology, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Fleet National Bank, as agent and Issuing Bank.
   **10.3     --    Amended and Restated Second Amendment and Consent to Credit Agreement as of March 31, 1999,
                    among Precise Holding Corporation, Precise Technology, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Fleet National Bank, as agent and Issuing Bank.
   **10.4     --    Consent and Third Amendment to Credit Agreement as of September 30, 1999, among Precise Holding
                    Corporation, Precise Technology, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Fleet National Bank, as agent and Issuing Bank.
   *10.5      --    Consent Agreement dated as of June 9, 1997 among Precise Technology, Inc., Precise Holding
                    Corporation, Sunderland Industrial Holdings Corporation, Hamilton Holdings Ltd. Corporation, John
                    Hancock Mutual Life Insurance Company, Rice Partners II, L.P., Delaware State Employees'
                    Retirement Fund, Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc., and
                    Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc.
   *10.6      --    Securities Purchase Agreement dated March 29, 1996, among Precise Holding Corporation, Precise
                    Technology, Inc., Delaware State Employees' Retirement Fund, Declaration of Trust for Defined
                    Benefit Plans of Zeneca Holdings Inc., and Declaration of Trust for Defined Benefit Plans of ICI
                    American Holdings Inc.
   *10.7      --    Note Purchase Agreement dated as of March 29, 1996, among Precise Technology, Inc., John Hancock
                    Mutual Life Insurance Company and Rice Partners II, L.P.
   *10.8      --    Warrant Purchase Agreement dated as of March 29, 1996, among Precise Holding Corporation, Rice
                    Partners II, L.P., John Hancock Mutual Life Insurance Company, Delaware State Employees' Retirement
                    Fund, Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc., and Declaration of Trust
                    for Defined Benefit Plans of ICI American Holdings Inc.
   *10.9      --    First Amendment to Warrant Purchase Agreement dated as of June 13, 1997, among Precise Holding
                    Corporation, Rice Partners II, L.P., John Hancock Mutual Life Insurance Company, Delaware State
                    Employees' Retirement Fund, Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc., and
                    Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc.


   *10.10     --    Shareholder Agreement dated as of March 29, 1996 among Precise Holding Corporation, Sunderland
                    Industrial Holdings Corporation, Hamilton Holdings Ltd. Corporation, Delaware State Employees'
                    Retirement Fund, Declaration of Trust for Defined Benefit Plans of Zeneca Holdings Inc.,
                    Declaration of Trust for Defined Benefit Plans of ICI American Holdings Inc., John Hancock Mutual
                    Life Insurance Company and Rice Partners II, L.P.
   *10.11     --    First Amendment to Shareholder Agreement dated as of June 13, 1997 among Precise Holding
                    Corporation, Sunderland Industrial Holding Corporation, Hamilton Holdings Ltd. Corporation,
                    Delaware State Employees' Retirement Fund, Declaration of Trust for Defined Benefit Plans of
                    Zeneca Holdings Inc., Declaration of Trust for Defined Benefit Plans of ICI American Holdings
                    Inc., Rice Partners II, L.P. and John Hancock Mutual Life Insurance Company.
   *10.12     --    Tax Allocation and Indemnity Agreement dated as of June 11, 1997 by and among Sunderland
                    Industrial Holdings Corporation, Precise Holding Corporation, and Precise Technology, Inc. and its
                    direct and indirect subsidiaries.
   *10.13     --    Amended and Restated Management Agreement, dated as of June 13, 1997 between Precise Technology,
                    Inc. and Mentmore Holdings Corporation.
   *10.14     --    Sunderland Industrial Holdings Corporation 1997 Key Employee Nonqualified Stock Option Plan dated as of April 24, 1997.
   *10.15     --    Nonqualified Stock Option Agreement dated as of April 24, 1997 between Sunderland Industrial
                    Holdings Corporation and John R. Weeks.
   *10.16     --    Nonqualified Stock Option Agreement dated as of April 24, 1997 between Sunderland Industrial
                    Holdings Corporation and Michael M. Farrell.
   +10.17     --    Memorandum of Agreement dated August 8, 1995 between The Procter & Gamble Manufacturing Company and Tredegar Molded Products Company.
   **10.18    --    License and Royalty Agreement between Precise Intellectual Property Holdings Company, Inc., Precise
                    Technology, Inc.
    10.19     --    Nonqualified Stock Option Agreement dated as of April 1, 1998, between Sunderland Industrial
                    Holdings Corporation and Gregory R. Conley.
    21.1      --    Subsidiaries of the Registrants.
    27.1      --    Financial Data Schedule.


* Filed with Registration No. 333-32041 and incorporated herein by reference.

** Filed with Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

+ Confidential treatment requested for a portion of this exhibit previously filed with Registration No. 333-32041 and incorporated herein by reference.