Form 10-Q
period 2000-03-31
PRECISE TECHNOLOGY INC
filed 2000-05-16
CIK 1042317

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 2000
                             Or
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____ to _____

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

Yes   X   No
    -----    -----

  As of May 12, 2000, one share of the Company's Common Stock was outstanding.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

          ITEM  1.   Financial Statements                                  3
          ITEM  2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        10
          ITEM  3.   Quantitative and Qualitative Disclosures About
                     Market Risk                                          12
PART II - OTHER INFORMATION

          ITEM 6.    Exhibits and Reports on Form 8-K                     12

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                            PRECISE TECHNOLOGY, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                        March 31,         December 31,
                                                                          2000               1999
                                                                          ----               ----
                              ASSETS                                   (unaudited)
Current assets:
   Cash and cash equivalents                                                 $  468            $     318
   Accounts receivable, net                                                  17,088               15,133
   Inventories, net                                                           7,861                6,352
   Deposits on capital leases                                                 4,026                5,276
   Prepaid expenses and other                                                   415                  289
   Deferred income taxes                                                        683                  683
                                                                     --------------         ------------
     Total current assets                                                    30,541               28,051
Property, plant and equipment, net                                           50,776               44,950
Intangible and other assets, net                                             25,207               25,173
                                                                     --------------         ------------
     Total assets                                                          $106,524              $98,174
                                                                     ==============         ============

                  LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities:
   Current maturities of long-term debt                                   $   7,239              $ 5,722
   Accounts payable                                                          12,233               11,789
   Accrued liabilities                                                        7,014                4,639
   Tooling deposits                                                           2,575                1,292
                                                                     --------------         ------------
     Total current liabilities                                               29,061               23,442
Long-term debt, less current maturities                                      88,854               85,829
Deferred income taxes                                                         1,247                1,247
Commitments and Contingencies                                                     --                  --
Stockholder's deficit:

   Common stock, no par value; 1,000 shares authorized,
     and 1 share issued and outstanding at March 31, 2000 and
     December 31, 1999, respectively                                              1                    1
   Additional paid-in-capital                                                 3,555                3,555
   Minimum pension liability                                                   (193)                (193)
   Retained deficit                                                         (16,001)             (15,707)
                                                                     --------------         ------------
     Total stockholder's deficit                                            (12,638)             (12,344)
                                                                     --------------         ------------
     Total liabilities and stockholder's deficit                          $(106,524)             $98,174
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

                            PRECISE TECHNOLOGY, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                                                Three Months Ended
                                                                     March 31,
                                                         ----------------------------------
                                                                2000               1999
                                                                ----               ----
                                                                      (unaudited)

           Net sales                                            $30,692             $26,811
           Cost of sales                                         24,793              20,761
                                                         --------------       -------------
           Gross profit                                           5,899               6,050
           Selling, general, and administrative                   3,256               3,091
           Amortization of intangible assets                        254                 254
                                                         --------------       -------------
           Operating income                                       2,389               2,705
           Other expense (income):
              Interest expense                                    2,631               2,519
              Other                                                   --                 (1)
                                                         --------------       -------------
           (Loss) income before income taxes                       (242)                187
           Provision for income taxes                                52                 195
                                                         --------------       -------------
           Net loss                                           $    (294)          $      (8)
                                                         ==============       =============


















                             See accompanying notes.

                            PRECISE TECHNOLOGY, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      Three Months Ended March 31,
                                                                   ---------------------------------
                                                                        2000                1999
                                                                        ----                ----
                                                                                 (unaudited)
Operating Activities:
Net loss                                                             $      (294)         $       (8)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization                                         2,002               1,970
     Amortization of financing fees                                          126                 139
     (Gain)/loss on sale of fixed assets                                      (1)                 13
     Changes in operating assets and liabilities:
       Accounts receivable                                                (1,955)             (1,406)
       Inventories                                                        (1,509)             (1,364)
       Deposits on capital leases                                          1,250                  --
       Prepaid expenses and other                                           (541)               (172)
       Accounts payable                                                      445               2,782
       Accrued liabilities                                                 2,374               2,025
       Tooling deposits                                                    1,284                 560
                                                                   -------------         -----------
Net cash provided by operating activities                                  3,181               4,539

Investing Activities:

Capital expenditures                                                      (2,958)               (377)
Proceeds from sale of fixed assets                                             1                  --
                                                                   -------------         -----------
Net cash used in investing activities                                     (2,957)               (377)

Financing Activities:

Borrowings on revolving line of credit                                    10,600               5,200
Payments on revolving line of credit                                      (9,800)             (7,600)
Repayment of long-term debt                                                 (874)               (912)
                                                                   -------------         -----------
Net cash used in financing activities                                        (74)             (3,312)
                                                                   -------------         -----------
Net increase in cash                                                         150                 850
Cash at beginning of period                                                  318                 240
                                                                   -------------         -----------
Cash at end of period                                                    $   468             $ 1,090
                                                                   =============         ===========














                             See accompanying notes.

                            PRECISE TECHNOLOGY, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)

                                                                          Three Months Ended
                                                                               March 31,
                                                                   -------------------------------
                                                                       2000                1999
                                                                       ----                ----
                                                                                 (unaudited)

Supplemental disclosures of cash flow information:
   Cash paid during the period for:

   Interest                                                            $    516               $ 266
                                                                   ============        ============
   Income taxes, net of refund                                         $     50               $  41
                                                                   ============        ============

Supplemental schedule of noncash investing and financing activities:

   Capital lease agreements for equipment                              $  4,613               $  --
                                                                   ============        ============
















                             See accompanying notes.

                            PRECISE TECHNOLOGY, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

1.   Financial Statement Presentation

The consolidated balance sheet at March 31, 2000, and the consolidated statements of income and consolidated statements of cash flows for the periods ended March 31, 2000 and 1999, have been prepared by Precise Technology, Inc. ("Precise"), without audit. In the opinion of Management, all recurring and non-recurring adjustments necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2000 and for the periods presented have been made.

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated financial statements be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 1999 which contains a summary of the Precise's accounting principles and other information.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the full year.

2.   Inventories

The major components of inventories were as follows:

                                          March 31,            December 31,
                                            2000                   1999
                                      ------------------     ------------------
                                         (unaudited)

        Finished products                  $2,316                   $1,998
        Raw materials                       2,564                    1,815
        Tooling and dies                    2,981                    2,539
                                      ------------------     ------------------
        Total                              $7,861                   $6,352
                                      ==================     ==================

                            PRECISE TECHNOLOGY, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

3.   Commitments and Contingencies

         Precise is involved from time to time in lawsuits that arise in the normal course of business. Precise actively and vigorously defends all lawsuits. Management believes that there are no pending lawsuits that will have a material affect on the Precise's financial position.

4.       Long-Term Debt

         On June 13, 1997, Precise entered into a $30 million Credit Agreement with a financial institution, which expires in 2002. The Credit Agreement contains certain covenants which require Precise to maintain leverage ratios, fixed charge and interest coverage ratios and minimum net worth. The Credit Agreement further limits capital expenditures, declaration of dividends and other restricted payments, and additional indebtedness. The Credit Agreement contains other operating covenants, including a restriction on the sale, encumbrance or transfer of the Precise's assets or capital stock. The Credit Agreement was amended, effective March 31, 1999. The amendment reduced the borrowing capacity of Precise by allowing for draws of a specified percentage of certain assets, determined on a monthly basis, up to a maximum of $30 million. The borrowing capacity of Precise as of March 31, 2000, was approximately $16.6 million.

5.       Segment Information

         Precise has two reportable segments: injection molding and mold manufacturing. Precise's injection molding segment produces high-volume, highly engineered, precision thermoplastic products. Precise's mold manufacturing segment has extensive tool and die manufacturing capabilities.

         Precise evaluates performance and allocates resources based on gross margin and/or market need. As a result, Precise does not allocate certain general and administrative expenses to its operating segments including depreciation, amortization and interest expense.

         Precise's reportable segments are business units that offer different products and services. The reportable segments are each managed separately because they manufacture and distribute distinct products or services with different production processes.

                            PRECISE TECHNOLOGY, INC.
                          (A WHOLLY-OWNED SUBSIDIARY OF
                          PRECISE HOLDING CORPORATION)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)

5.   Segment Information - (continued)

         Information by industry segment is set forth below:

                                                          Three Months Ended March 31, 2000
                                            ---------------------------------------------------------------
                                                                             Unallocated
                                              Injection         Mold          Corporate          Total
                                               Molding      Manufacturing       Items         Consolidated
                                            -------------- ---------------- ---------------  --------------
                                                                    (in thousands)
Revenues from external customers                 $26,703        $3,989         $     --          $30,692
Segment gross margin                               5,534           365               --            5,899
Depreciation and amortization expense              1,540           261              201            2,002
Interest expense                                     --             --            2,631            2,631
Segment assets                                    59,073        12,142           35,309          106,524
Net capital expenditures                           7,151           365               54            7,570


                                                          Three Months Ended March 31, 1999
                                            ---------------------------------------------------------------
                                                                             Unallocated
                                              Injection         Mold          Corporate          Total
                                               Molding      Manufacturing       Items         Consolidated
                                            -------------- ---------------- ---------------  --------------
                                                                    (in thousands)
Revenues from external customers                 $22,278       $ 4,533         $     --          $26,811
Segment gross margin                               5,926           124               --            6,050
Depreciation and amortization expense              1,358           263              349            1,970
Interest expense                                      --            --            2,519            2,519
Segment assets                                    48,287        13,174           33,993           95,454
Net capital expenditures                             334            --               43              377


6.       Subsequent Events

         On May 5, 2000, Precise purchased all of the outstanding stock of Phaff B.V., a private limited company, incorporated under the laws of the Netherlands. The acquisition was financed with indebtedness under the Credit Agreement totaling $11.1; $9.0 million of which was a term loan and $2.1 of which was a draw on Precise's revolving line of credit. The acquisition was accounted for as a purchase in accordance with generally accepted accounting principles. The purchase price will be allocated to acquired assets based upon the fair market values at the date of the acquisition, with any remaining amount being allocated to goodwill. This allocation will be made within one year of the acquisition date.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 5, 2000, Precise purchased all of the outstanding stock of Phaff B.V., a limited liability company, incorporated under the laws of the Netherlands. The acquisition was financed with a $9.0 million term loan and a $2.1 million draw on Precise's revolving line of credit.

Precise's operating data for the three months ended March 31, 2000 and 1999 are set forth below as percentages of net sales:

                                                                    Three Months Ended
                                                                         March 31,
                                                                 --------------------------
                                                                    2000         1999
                  Net sales                                        100.0%        100.0%
                  Cost of sales                                     80.8          77.4
                                                                ------------- ------------
                  Gross profit                                      19.2          22.6
                  Selling, general and administrative               10.6          11.5
                  Amortization of intangible assets                  0.8           1.0
                                                                ------------- ------------
                  Operating income                                   7.8          10.1
                  Other expense (income):
                     Interest expense                                8.6           9.4
                     Other                                           0.0          (0.0)
                                                                ------------- ------------
                  (Loss)/income before income taxes                 (0.8)          0.7
                  Provision for income taxes                         0.2           0.7
                                                                ------------- ------------
                  Net loss                                          (1.0)%        (0.0)%
                                                                ============= ============



RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999

         Net sales. Precise's net sales increased to $30.7 million for the three months ended March 31, 2000, an increase of $3.9 million, or 14.5%, from the comparable period in the prior year. The increase in net sales was attributable to increased injection molding sales in the amount of $4.4 million, which were partially offset by decreased mold manufacturing sales in the amount of $0.5 million.

         Injection molding sales for the three months ended March 31, 2000, increased $4.4 million, or 19.9%, to $26.7 million. The increase is primarily attributable to sales at two new injection molding facilities in the amount of $4.2 million. These facilities began operations in the fourth quarter of 1999 and the first quarter of 2000.

         Mold manufacturing sales for the three months ended March 31, 2000, decreased $0.5 million, or 12.0%, to $4.0 million. The decrease is primarily due to a decrease in mold sales related to the management of mold manufacturing programs performed by outside vendors of $1.4 million, which was partially offset by an increase in internally-produced mold manufacturing sales of $0.9 million.

         Gross Profit. Precise's gross profit decreased to $5.9 million for the three months ended March 31, 2000, from $6.1 million for the three months ended March 31, 1999. Gross profit margin decreased to 19.2% for the three months ended March 31, 2000 from 22.6% in the comparable period in the prior year.

         Injection molding's gross profit for the three months ended March 31, 2000 decreased $0.4 million, or 6.6%, to $5.5 million due as a percentage of injection molding net sales, gross profit decreased from 26.6% to 20.7% for the three months ended March 31, 2000. The decrease was primarily due to the start up of a new facility as well as the start up of significant programs at several other facilities, a contract restriction in passing resin price increases to a significant customer and decreased equipment utilization.

         Mold manufacturing's gross profit for the three months ended March 31, 2000 increased $241,000, to $365,000 due to increased utilization associated with the increase in internally-produced mold manufacturing sales.

         Selling, general and administrative. Selling, general and administrative expenses increased to $3.3 million for the three months ended March 31, 2000, an increase of $165,000, or 5.3%, over the comparable period in the prior year. Selling, general and administrative expenses, as a percentage of net sales, decreased from 11.5% to 10.6% for the three months ended March 31, 1999 and March 31, 2000, respectively. The increase in selling, general and administrative expenses was primarily due to increased salaries, wages, and fringe benefits due to annual merit increases and an increase in total employees and an increase in insurance expense. These increases were partially offset by a decrease in fees and services.

         Amortization. Precise's amortization of intangible assets remained constant at $254,000 for the three months ended March 31, 2000, compared to the same period in the prior year. As a percentage of net sales, amortization expense decreased to 0.8% for the three months ended March 31, 2000, from 1.0% for the same period in the prior year.

         Operating income. Operating income decreased to $2.4 million for the three months ended March 31, 2000, a decrease of $316,000, or 11.7%, over the comparable period in the prior year. Operating income as a percentage of net sales decreased to 7.8% for the three months ended March 31, 2000 from 10.1% in the comparable period in the prior year, primarily as a result of higher selling, general and administrative expenses.

         Interest expense. Interest expense increased to $2.6 million for the three months ended March 31, 2000 from $2.5 million in the comparable period in the prior year representing an increase of 4.4%. This increase is primarily a result of interest due on a higher level of outstanding indebtedness. As a percentage of net sales, interest expense decreased from 9.4% for the three months ended March 31, 1999, to 8.6% for the three months ended March 31, 2000.

         Provision for income tax. Precise's effective tax rates differed from the applicable statutory rates for the three months ended March 31, 2000 and 1999 primarily due to nondeductible goodwill amortization.

Liquidity and Capital Resources

         Precise generated cash flows from operations totaling $3.2 million and $4.5 million in the three months ended March 31, 2000 and 1999, respectively. The decrease in cash flows from operations is primarily attributable to a lower increase in accounts payable as compared to the prior period, partially offset by a decrease in deposits on capital leases. Also contributing to the decrease in cash flows from operations is the increase in accounts receivable and tooling deposits, both of which are due to the increase in the level of business activity.

         Precise's cash flows used in investing activities totaled $3.0 million and $0.4 million in the first quarter of 2000 and 1999, respectively, excluding capital lease agreements for equipment totaling $4.6 million in the three months ended March 31, 2000. The capital leases entered into in the first quarter of 2000, related to machinery acquired for new molding programs at several molding facilities in an aggregate amount of $3.1 million; and $1.3 million for the acquisition of machinery at a new molding facility. During the first three months of 2000, Precise expended approximately $1.6 million on leasehold improvements and automation equipment needed for new programs and $0.5 million on additional machinery and equipment at the Streetsboro facility. During the first three months of 1999, Precise expended approximately $0.4 million in cash capital expenditures primarily for auxiliary and assembly equipment.

         Precise's cash flows used in financing activities totaled $74,000 and $3.3 million for the three months ended March 31, 2000 and 1999, respectively. During the three months ended March 31, 2000, cash used in financing activities was comprised of regularly scheduled principal payments on Precise's capital lease obligations and revolving line of credit, which was partially offset by borrowings on the revolving line of credit. During the three months ended March 31, 1999, regularly scheduled principal payments on Precise's capital lease obligations and payments on the revolving line of credit contributed to the cash used in financing activities.

         Management believes that Precise's cash flow from operations, together with borrowings under its Credit Agreement, which had a borrowing capacity of $16.6 million of which $7.9 million was available at March 31, 2000, provides it with sufficient liquidity necessary to fund capital improvements, service indebtedness and meet working capital requirements for Precise's existing operations. However, Precise is highly leveraged and, as a result, funds available for working capital, capital expenditures, and other purposes may be limited or unavailable in the event Precise does not generate cash flow at or above expected levels, which could have a material adverse effect on its business, financial condition and results of operations.

Cautionary Statement on Forward-Looking Statements

         This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of Precise or its management, are not guarantees of future performance and involve risks, uncertainties, and other factors, some of which are beyond Precise's control, and that actual results may differ materially from those in forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to: (a) general economic conditions in the markets in which Precise operates, (b) reliance on key customers and supply contracts, (c) volatility of customer demand (d) exposure to fluctuations in resin cost and supply, (e) customer outsourcing decisions,
(f) reliance on key manufacturing facilities, (g) the impact of significant competition from companies of varying sizes including divisions or subsidiaries of larger companies and (h) other risks detailed from time to time in the Company's Securities and Exchange Commission filings. Precise does not intend to update these forward-looking statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Precise is exposed to market risk from changes in interest rates. Precise's primary interest rate risk relates to its long-term debt obligations. At March 31, 2000, Precise had total long-term obligations, including the current portion of those obligations, of approximately $96.1 million. Of that amount $87.5 million was in fixed rate obligations and $8.6 million was in variable rate obligations. Assuming a 10% increase in interest rates on Precise's variable rate obligations (i.e., an increase from the March 31, 2000 weighted average interest rate of 8.80% to a weighted average interest rate of 9.68%), interest expense for the three months ended March 31, 2000 would be approximately $19,000 higher based on the March 31, 2000 outstanding balance of variable rate obligations. To date, Precise has not entered into any interest rate swap or exchange agreements.

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits

                    (i)      Exhibit 27 - Financial Data Schedule
                    (ii)     Exhibit 3.15 -- Articles of  Incorporation of
                              Precise International, Inc.
                    (iii)    Exhibit 3.16 - Bylaws of Precise International,
                              Inc.

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


Date May 15, 2000                /s/ John R. Weeks
     ------------                -----------------
                                  John R. Weeks

                                 President and Chief Executive Officer

Date May 15, 2000                /s/ Gregory R. Conley
     ------------                ---------------------
                                 Gregory R. Conley

                                 Vice President and Chief Financial Officer
                                 (Principal financial and accounting officer)